Form 10-Q
period 1997-09-30
EXCEL COMMUNICATIONS INC \NEW\
filed 1997-11-14
CIK 1045538

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 1-13433

                          EXCEL COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                75-2720091
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    8750 NORTH CENTRAL EXPRESSWAY,                        75231
       DALLAS, TEXAS SUITE 2000                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)
                                (214) 863-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [_]   No [X]

  As of November 11, 1997, the registrant had outstanding 132,469,165 shares of $.001 par value common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I:    FINANCIAL INFORMATION
    Item 1. Financial Statements
            Consolidated Balance Sheets as of December 31, 1996 and
            September 30, 1997.......................................        1
            Consolidated Statements of Operations for the three
            months and nine months ended September 30, 1997 and 1996.        2
            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1997 and 1996........................        3
            Notes to Consolidated Financial Statements...............      4-8
    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     9-14
 PART II:   OTHER INFORMATION
    Item 1. Legal Proceedings........................................       15
    Item 2. Changes in Securities and Use of Proceeds................       15
    Item 3. Defaults upon Senior Securities..........................       15
    Item 4. Submission of Matters to a Vote of Security Holders......       15
    Item 5. Other Information........................................       16
    Item 6. Exhibits and Reports on Form 8-K.........................       16
 Signatures...........................................................      17
 Exhibit Index........................................................      18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                       ASSETS                         (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................   $168,621      $169,846
  Accounts receivable, net..........................    184,490       206,309
  Inventories.......................................      9,084        16,263
  Deferred income tax asset.........................      1,938         1,897
  Other current assets..............................      6,069         2,517
                                                       --------      --------
                                                        370,202       396,832
                                                       --------      --------
Property and equipment, net.........................    112,580        76,912
                                                       --------      --------
Deferred subscriber acquisition costs...............        --        104,765
                                                       --------      --------
Other assets........................................      5,894           655
                                                       --------      --------
                                                       $488,676      $579,164
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $108,719      $132,770
  Commissions payable...............................     19,301        22,484
  Accrued liabilities...............................     35,197        32,112
  Income taxes payable..............................      4,126           --
  Current maturities of long-term debt and capital
   lease obligations................................         62           239
                                                       --------      --------
                                                        167,405       187,605
                                                       --------      --------
Long-term debt and capital lease obligations........        118           100
                                                       --------      --------
Deferred management services fees...................      1,111        25,279
                                                       --------      --------
Deferred income taxes payable.......................      4,624        43,899
                                                       --------      --------
Commitments and contingencies.......................        --            --
                                                       --------      --------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000
   shares authorized,
   none outstanding.................................        --            --
  Common stock, $0.001 par value, 500,000,000 shares
   authorized, 109,717,365 and 108,800,000 issued;
   106,964,693
   and 108,800,000 outstanding......................        110           109
  Additional paid-in capital........................    148,562       139,880
  Treasury stock, 2,752,672 shares at cost..........    (55,716)          --
  Retained earnings.................................    222,462       182,292
                                                       --------      --------
    Total stockholders' equity......................    315,418       322,281
                                                       --------      --------
                                                       $488,676      $579,164
                                                       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                         ------------------- ------------------
                                           1997      1996      1997      1996
                                         --------- --------- --------  --------
Revenues:
  Communication services................ $ 294,430 $ 299,623 $891,029  $776,823
  Marketing services....................    30,892    67,036   96,234   215,991
                                         --------- --------- --------  --------
    Total revenues......................   325,322   366,659  987,263   992,814
                                         --------- --------- --------  --------
Operating expenses:
  Communication.........................   153,061   162,299  475,546   427,234
  Marketing services....................    68,522   101,894  190,723   272,653
  General and administrative............    52,533    42,312  158,764   122,736
                                         --------- --------- --------  --------
    Total operating expenses............   274,116   306,505  825,033   822,623
                                         --------- --------- --------  --------
    Operating income....................    51,206    60,154  162,230   170,191
                                         --------- --------- --------  --------
  Interest income, net..................     2,099     2,068    6,314     3,754
  Other income (expense)................        43     2,106      (18)    6,516
                                         --------- --------- --------  --------
Income before income taxes..............    53,348    64,328  168,526   180,461
                                         --------- --------- --------  --------
  Provision for income taxes............    20,059    23,401   63,142    67,128
                                         --------- --------- --------  --------
Income before cumulative effect of
 change in accounting principle.........    33,289    40,927  105,384   113,333
Cumulative effect of change in
 accounting principle, net of income
 taxes..................................       --        --    65,214       --
                                         --------- --------- --------  --------
Net income.............................. $  33,289 $  40,927 $ 40,170  $113,333
                                         ========= ========= ========  ========
Net income per common and equivalent
 share:
Income before cumulative effect of
 change in accounting principle......... $    0.31 $    0.37 $   0.96  $   1.07
Cumulative effect of change in
 accounting principle, net of income
 taxes..................................       --        --     (0.59)      --
                                         --------- --------- --------  --------
Net income per share.................... $    0.31 $    0.37 $   0.37  $   1.07
                                         ========= ========= ========  ========
Weighted average shares and share
 equivalents outstanding................   109,098   110,925  109,884   105,931
                                         ========= ========= ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Operating activities:
  Net income............................................... $ 40,170  $113,333
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Cumulative effect of change in accounting principle....   65,214       --
    Depreciation and amortization..........................   12,641     3,697
    Employee stock plan compensation.......................      --      4,662
    Loss on disposal of assets.............................      152        91
    Deferred income taxes..................................      235    22,667
    Changes in assets and liabilities:
      Accounts receivable, net.............................   21,819   (91,691)
      Deferred subscriber acquisition costs................      --    (42,359)
      Accounts payable.....................................  (24,051)   48,573
      Commissions payable..................................   (3,183)   15,232
      Deferred management services fees....................  (24,168)   13,843
      Accrued liabilities..................................    3,085    17,280
      Income taxes payable.................................    4,126    (4,974)
      Inventories and other................................   (1,612)   (3,108)
                                                            --------  --------
    Net cash provided by operating activities..............   94,428    97,246
                                                            --------  --------
Investing activities:
  Proceeds from sale of assets.............................       20        28
  Purchase of property and equipment.......................  (48,481)  (61,642)
                                                            --------  --------
    Net cash used in investing activities..................  (48,461)  (61,614)
                                                            --------  --------
Financing activities:
  Payments of debt and capital lease obligations...........     (159)     (407)
  Payments of dividends....................................      --    (20,000)
  Net proceeds from issuance of common stock...............    8,683   133,870
  Purchase of treasury stock...............................  (55,716)      --
                                                            --------  --------
    Net cash provided by (used in) financing activities....  (47,192)  113,463
                                                            --------  --------
Net increase (decrease) in cash............................   (1,225)  149,095
  Cash, beginning of period................................  169,846    30,387
                                                            --------  --------
  Cash, end of period...................................... $168,621  $179,482
                                                            ========  ========
Supplemental disclosure:
  Interest paid during the period.......................... $     44  $    248
  Income taxes paid during the period......................   42,838    53,035

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements include the accounts of EXCEL Communications, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company" or "EXCEL"). All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 1997 do not include the financial results of Telco Communications Group, Inc. ("Telco") prior to October 14, 1997, the effective date of the merger between EXCEL and Telco (the "Merger"), and are not necessarily indicative of the results to be expected for the full year (see Note 5--EXCEL and Telco Merger). Telco's financial results will be included in EXCEL's reported financial statements commencing with the effective date of the Merger.

  These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Form 10-K for the fiscal year ended December 31, 1996 and the Company's Forms 10-Q for the quarterly periods ended June 30, 1997 and March 31, 1997.

  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

1. MARKETING ACTIVITIES

  Marketing services revenues are primarily comprised of receipts for materials and services rendered by EXCEL to independent representatives ("IRs") and area coordinators ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes a training class and training materials, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs.

  Marketing services costs are directly related to the Company's marketing activities. Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and for long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. The Company recognized a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter of 1997 to reflect the change in accounting principle. On a pro forma basis, the Company's net income for the three and nine month periods ended September 30, 1996 would have been $39.8 million ($0.36 per share) and $87.0 million ($0.82 per share), respectively, if this accounting change had been retroactively applied.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

2. NET INCOME PER SHARE

  Net income per share is based on the weighted average number of shares of common stock outstanding. In 1996, the weighted average shares outstanding excluded employee stock ownership plan shares that had not been released to employees at the end of the period. The weighted average shares outstanding include common share equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan.

  The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), effective December 15, 1997. SFAS 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock and common stock equivalents. Pro forma basic net income per share, calculated in accordance with SFAS 128, would have been $0.31 and $0.38 for the three months ended September 30, 1997 and 1996 and $0.37 and $1.09 for the nine months ended September 30, 1997 and 1996, respectively.

3. INCOME TAXES

  The components of the provision for income taxes are as follows for the nine months ended September 30, 1997 and 1996 (dollars in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
      Current income tax expense:
        Federal.............................................. $ 56,603 $ 41,811
        State................................................    6,304    2,650
                                                              -------- --------
                                                              $ 62,907 $ 44,461
      Deferred income tax expense:
        Federal.............................................. $    211 $ 21,329
        State................................................       24    1,338
                                                              -------- --------
                                                              $    235 $ 22,667
        Provision for income taxes........................... $ 63,142 $ 67,128
                                                              ======== ========

4. STOCKHOLDERS' EQUITY

  In June 1997, the Company's Board of Directors approved a plan to repurchase up to 10.0 million shares of its common stock in the open market or through privately negotiated transactions. Repurchases under this plan totaled 2,752,672 shares at a cost of $55.7 million through September 30, 1997.

5. EXCEL AND TELCO MERGER

  On October 14, 1997, New RES, Inc., a Delaware corporation and newly formed holding company ("Holdings"), succeeded to the businesses of EXCEL and Telco, as a result of mergers of wholly-owned subsidiaries with and into EXCEL and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997. At the closing of the Merger on October 14, 1997: (i) EXCEL and Telco became wholly-owned subsidiaries of Holdings; (ii) each outstanding share of EXCEL common stock converted into the right to receive one share of common stock of Holdings; (iii) each outstanding share of Telco common stock converted into the right to receive 0.7595 shares of common stock of Holdings and $15.00 in cash; (iv) except for certain options, each then outstanding and unexercised option to acquire one share of Telco common stock was assumed by

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Holdings and converted into an option to acquire 1.5190 shares of Holdings common stock, and the exercise price per share with respect to each such assumed option was adjusted to equal the exercise price under the original option divided by 1.5190; (v) each then outstanding and unexercised option to acquire one share of EXCEL common stock was assumed by Holdings and converted into an option to acquire one share of Holdings common stock, and the exercise price per share was unchanged; (vi) the name of EXCEL was changed to Excelcom, Inc.; and (vii) the name of Holdings was changed to EXCEL Communications, Inc. Consideration for the Merger consisted of $666.2 million in cash (including $164.5 million of Telco debt assumed and paid by EXCEL) and 30.3 million shares of common stock, $.001 par value, of the Company ("Company Common Stock") (including shares of Company Common Stock reserved for issuance upon the exercise of stock options of Telco assumed by the Company). Goodwill of approximately $900 million related to the Merger will be amortized using the straight-line method over 40 years.

  On October 10, 1997, Holdings entered into a new credit facility for borrowings up to $1 billion (the "New Credit Facility"). Borrowings under the New Credit Facility are available for general corporate purposes including acquisitions and are subject to various financial covenants. The interest rate on the New Credit Facility is based on Holdings' prevailing debt ratio and ranges on a Eurodollar (LIBOR) option from a spread of 0.625% to 1.75%, and on a Base (Prime) Rate option from a spread of 0% to 0.50%. Total borrowing availability under the New Credit Facility reduces to $800 million on September 30, 2000, and to $500 million on September 30, 2001, and the New Credit Facility expires on September 30, 2002.

  On October 14, 1997, Holdings made an initial borrowing of approximately $544 million under the New Credit Facility to fund the cash purchase price of the Merger and related costs and expenses and to refinance existing indebtedness of Telco. The initial LIBOR spread and Prime spread were 1.0% and 0%, respectively.

  The merger of Telco into Holdings has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with generally accepted accounting principles, and the merger of EXCEL into Holdings has been accounted for as a reorganization. The periods covered by this report on Form 10-Q ended before the closing of the Merger. Accordingly, this report contains statements of operations and balance sheets of EXCEL and its subsidiaries prior to the closing of the Merger. All references in the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations to EXCEL Communications, Inc., Excelcom, Inc. and the Company refer to EXCEL prior to the Merger unless otherwise noted. Telco financial results will be included in EXCEL's reported financial statements commencing with the effective date of the Merger.

  The following unaudited financial information represents the Company's results of operations on a pro forma basis as if the Merger had occurred on January 1, 1997 (dollars in thousands, except per share data):

                                                                 PRO FORMA
                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1997
                                                             ------------------
      Total revenues........................................     $1,409,237
                                                                 ==========
      Net income before cumulative effect of change in
       accounting principle.................................     $   88,088
                                                                 ==========
      Net income............................................     $   22,874
                                                                 ==========
      Net income per share before cumulative effect of
       change in accounting principle.......................     $     0.64
                                                                 ==========
      Net income per share..................................     $     0.17
                                                                 ==========

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  These pro forma amounts represent the historical operating results of EXCEL and Telco combined with appropriate adjustments which give effect to incremental goodwill amortization and interest expense incurred in connection with the Merger. These pro forma amounts do not give effect to any potential cost savings or synergies that could result from the Merger and exclude certain nonrecurring Merger related transaction costs. The pro forma data are not intended to be indicative of actual results had the Merger occurred on January 1, 1997, nor do they indicate results which may be achieved in the future.

6. COMMITMENTS AND CONTINGENCIES

  EXCEL and Telco are parties from time to time to litigation in the ordinary course of business including employment related litigation. Based upon information presently available, management believes the final disposition of these items will not have a material adverse effect on the results of operations or financial position of EXCEL and Telco (the "Combined Company" or "Holdings").

  EXCEL and Telco have entered into employment and consulting agreements with certain members of management. The agreements provide for the employees to receive amounts not less than specified base annual salaries through the terms of the agreements, which have terms of one to five years. Certain of the contracts also include non-competition covenants and options to purchase shares of Holdings' common stock.

 EXCEL Litigation, Claims and Assessments

  As disclosed in the Company's prior reports on Forms 10-Q and 10-K, on May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel of Independent Representatives (the "Wood Parties") filed suit in state court in Tulsa County, Oklahoma, jointly and severally against EXCEL, its indirect subsidiary, EXCEL Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director, Chief Executive Officer, and Chairman of the Board of the Company. The proceeding was subsequently moved before the American Arbitration Association in Dallas, Texas. The Wood Parties asserted several claims, including but not limited to defamation, unfair competition and trade practices, interference with contractual relations, fraud, breach of a special relationship, and intentional infliction of emotional distress; and sought actual damages of $31.5 million and punitive damages in excess of $500 million as well as pre- and post-judgment interest, attorneys' fees and costs, and such other relief as the court deems just and appropriate. On October 24, 1997, the Company entered into a settlement agreement with the Wood Parties pursuant to which the Company agreed to pay $1.7 million to the Wood Parties as a negotiated severance package in exchange for a full and complete release of Mr. Troutt, Mr. Smith, the Company, and the Company's affiliates, subsidiaries, directors, officers, and employees from any and all claims.

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, Excel Communications Marketing, Inc., and ETI alleging past and continued infringement of a single patent without specifying the amount of damages. The Company denies the allegations and will vigorously defend the litigation. The Company does not believe that it infringes any valid claim of the patent. While this litigation is still in the discovery stage and the outcome is uncertain, based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position. The trial is scheduled to begin March 23, 1998.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

 Telco Litigation, Claims and Assessments

  In December 1996, Telco and its subsidiary, Long Distance Wholesale Club ("LDWC"), became involved in a civil action, AT&T Corp. v. Telco Communications Group, Inc. and Long Distance Wholesale Club, pending in the United States District Court for the District of New Jersey. In this litigation, AT&T claims that certain LDWC advertisements stating that consumers can save up to 50% off AT&T's basic rates are false and misleading under federal and state law. AT&T seeks treble damages, statutory attorneys' fees and costs, and an injunction. Telco denies the allegations in this litigation and is vigorously defending against them, including that all disclosures are contained clearly in LDWC's advertisements and that it is possible for consumers in the United States to place calls that will achieve up to a 50% savings. Further, Telco filed a separate complaint against AT&T (which has now been consolidated with this litigation) and also asserted additional counterclaims against AT&T based on AT&T's advertising which Telco believes contains a variety of misleading and deceptive statements. If AT&T prevails, Telco could be found liable for damages and an injunction might be issued against future use of specific LDWC advertisements, both of which could have a material adverse impact upon the Combined Company's results of operations or financial position.

 Legislative and Regulatory Matters

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards, the elimination of restrictions on Bell Operating Companies ("BOC") and GTE Operating Companies ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of these new forms of competition in its August 8, 1996 Interconnection Orders, significant aspects of which, including provisions governing the pricing of resold local service, were overturned by the U.S. Eighth Circuit Court of Appeals. It is unknown at this time whether this Eighth Circuit decision will be appealed or what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company will face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of September 30, 1997, the Company is authorized to provide resold local exchange services in 31 states.

  The Pennsylvania Public Utility Commission ("PPUC") and the utility regulatory bodies in all other states approved the Company's Reorganization that occurred on January 1, 1996. However, the review by the Pennsylvania Attorney General's ("PAG") Office of the Company's marketing practices, which originally had delayed the approval of the Reorganization by the PPUC, is continuing. In addition to the continuing review by the PAG Office, similar discussions and reviews relating to the Company's marketing practices are ongoing in various other states. Various governmental agencies monitor direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its network marketing system is in substantial compliance with laws and regulations of Pennsylvania and other states relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

  Statements in this report concerning future results, performance, achievements, expectations or trends, if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified by Holdings in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission in September 1997 as amended.

GENERAL

  EXCEL, which was formed in December 1988 and commenced operations in 1989, operates as a provider of long distance service to residential and small business subscribers. In October 1996, the Company began offering nationwide paging services to its subscribers.

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in an initial public offering ("IPO") at $15 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the IPO.

  The Company currently has agreements with Frontier Communications Services, Inc. ("Frontier"), IXC Long Distance, Inc. ("IXC Long Distance"), MCI Telecommunications Corp. ("MCI"), and WorldCom Network Services, Inc. ("WorldCom") to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments, while the agreement with Frontier provides that Frontier is to be the exclusive carrier for certain calling card calls and personal 800 service.

  The Company's revenues consist of revenues for communication services and marketing services. Revenues for communication services, as reflected in the Company's Consolidated Financial Statements, are net of the effect of certain adjustments, including those for unbillable call records. The Company's long distance subscribers are located throughout the United States, and the Company completes subscriber calls to all directly dialable locations worldwide. The Company bills its subscribers for long distance usage based on the type of calls, time of calls, duration of calls, the terminating phone numbers, and each subscriber's rate plan in effect at the time of the call.

  Marketing services revenues are primarily comprised of receipts for materials and services rendered by EXCEL to independent representatives ("IRs") and area coordinators ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes a training class and training materials, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred and amortized over the period in which the services are used in order to match those revenues with the costs of providing the related support services.

  Operating expenses include communication charges, marketing services costs, and general and administrative expenses. Communication charges are paid by the Company based on the Company's subscribers' long distance and paging usage. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls.

  Marketing services costs are directly related to the Company's marketing activities. Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and for long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared.

  General and administrative expenses consist of the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, and the costs of the information systems and personnel required to support the Company's operations.

  On October 14, 1997, New RES, Inc., a Delaware corporation and newly formed holding company ("Holdings"), succeeded to the businesses of EXCEL and Telco Communications Group, Inc. ("Telco") pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Merger"). The Merger creates the fifth largest long distance company in the United States based on the number of presubscribed lines, with pro forma consolidated annualized revenues of approximately $2 billion, 11 billion annual long distance minutes of usage,
6.0 million customers, and 100,000 network miles of DS-3 fiber optic capacity.

  Telco is a facilities-based provider of domestic and international long distance telecommunications services to both residential and commercial customers in the United States. The majority of Telco's current revenue is generated by customers accessing the Telco network by dialing a unique five digit Carrier Identification Code ("CIC Code") before dialing the number they are calling. Using a CIC Code to access Telco's network is known as "dial around" or "casual calling" because customers can use Telco's services at any time without changing their existing presubscribed long distance carrier. Telco also sells presubscribed telecommunications services to wholesale and commercial customers using a direct sales force. On April 15, 1997, Telco acquired the voice network assets of Advantis, which includes approximately 100,000 network miles of DS-3 fiber optic capacity under a long term right-to-use agreement.

 Current and future issues affecting the Combined Company's operations for 1997 and beyond include the following:

  Ability of the Company to Migrate Traffic to Telco's Network. The Company's realization of operating cost savings from the Merger will be affected by the Company's ability to direct traffic to Telco's facilities-based network from EXCEL's existing third party carriers, which is expected to result in an overall lower cost per minute. The Company's ability to migrate this traffic will be limited by operational and network infrastructure limitations as well as by the continuing commitment requirements under EXCEL's agreements with third parties.

  Regulatory Changes. The operations of the Combined Company will continue to be affected by the ongoing events associated with the 1996 Telecommunications Act. Such events include access charge reform which could change existing transmission costs for both the Combined Company and other long distance companies, the entry by the Regional Bell Operating Companies into the long distance marketplace and the ability of long distance companies like the Combined Company to begin marketing local telephone services.

  In conjunction with upcoming local competition, incumbent local phone companies are not likely to provide billing services for customers presubscribed to competitive local phone companies. This would force the Combined Company to either bill the customer directly, enter into a billing and collection agreement with new local phone companies or seek other alternatives.

  Additionally, the Federal Communications Commission has mandated that by June 30, 1998, all telecommunications companies must migrate from their existing five digit CIC codes (10 + XXX) to seven digit CIC codes
(10 + 10 + XXX). This will require a change in the dialing patterns of the Telco Consumer Division customers in order to utilize Telco's services, and the Combined Company intends to integrate re-education materials into its future marketing activities.

  Competitive Factors. The Combined Company has observed increased competition in all of its distribution channels as well as an increase in the number of promotional, discounted calling plans available to all long distance consumers, particularly relating to residential customers. The impact to the Combined Company has included (i) a decline in the Company's residential revenue per minute as the Company has responded to competitive pressures with lower priced products, and (ii) a sequential decline in Telco's dial around revenues.

  Integration of the Companies. The Merger involves the integration of two companies that have previously operated independently and there can be no assurance that the Company will not encounter significant difficulties in integrating the respective operations of EXCEL and Telco or that the benefits expected from such integration will be realized. These benefits include the migration of EXCEL traffic from third parties to the Telco network, the expansion of commercial products to be sold by the IRs with the assistance of Telco's commercial sales force, reduced capital spending and reductions in various general and administrative expenses.

  Increased Customer Acquisition. The Company has recently observed an increase in its acquisition of new customers through its network marketing channel. In connection with the Company's IR marketing plan, an upfront customer acquisition commission is typically paid before a customer has generated material usage revenue. In a period of customer growth, commissions paid for new customers can exceed the corresponding profit generated by the additional revenue in the current period and thus reduce net income.

  Expansion of the Commercial Sales Division. The Combined Company intends to continue the growth in the size of the Telco commercial direct sales force in order to increase the Combined Company's ability to generate commercial sales. The costs associated with this expansion are likely to continue to reduce future net income.

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

  Revenues. Total revenues decreased 11.3% to $325.3 million for the three months ended September 30, 1997 from $366.7 million for the three months ended September 30, 1996. Communication services revenues decreased 1.7% to $294.4 million for the three months ended September 30, 1997 from $299.6 million for the three months ended September 30, 1996 primarily due to a decrease in communication services revenue per minute of usage. Long distance minutes of usage increased 1% to 1,694.6 million minutes for the three months ended September 30, 1997 from 1,680.0 million minutes for the three months ended September 30, 1996. However, communication services revenues per minute of usage decreased by 3.4% to 17.2 cents per minute for the three months ended September 30, 1997 from 17.8 cents per minute for the three months ended September 30, 1996. This decrease in revenue per minute of usage is due primarily to an increase in the number of subscribers to the Company's Dime Deal SM product introduced in the second quarter of 1997, which has a lower revenue per minute yield to the Company than its other existing comparable long distance products.

  Marketing services revenues decreased 53.9% to $30.9 million for the three months ended September 30, 1997 from $67.0 million for the three months ended September 30, 1996. These revenues decreased primarily due to a decrease in applications from new IRs and a corresponding decrease in IRs' usage of marketing services and sales aids. However, despite the year over year decrease, applications from new IRs have continued to grow sequentially quarter over quarter during 1997 and have increased 69% from the first quarter of 1997.

  Operating Expenses. Communication charges decreased 5.7% to $153.1 million for the three months ended September 30, 1997 from $162.3 million for the three months ended September 30, 1996. Communication charges were 8.9 cents per minute for the three months ended September 30, 1997 compared to 9.7 cents per minute for the three months ended September 30, 1996. As a percentage of communication services revenues, communication charges were 52.0% for the three months ended September 30, 1997 compared to 54.2% for the three months ended September 30, 1996. This decrease in communication charges as a percentage of communication services revenues primarily relates to the reduction in per minute rates from the Company's long distance carriers resulting from migrating long distance traffic from Frontier to WorldCom, MCI and IXC Long Distance.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, decreased 32.8% to $68.5 million for the three months ended September 30, 1997 from $101.9 million for the three months ended September 30, 1996. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs which are included in marketing services costs in the Consolidated Financial Statements. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. On a pro forma basis, marketing services costs would have been $103.7 million for the three month period ended September 30, 1996 if this accounting change had been retroactively applied. The 34.0% decrease in marketing services costs, on a pro forma basis, is primarily due to a decrease in new customer orders caused by a decline in the number of new IRs.

  General and administrative expenses increased 24.1% to $52.5 million for the three months ended September 30, 1997 from $42.3 million for the three months ended September 30, 1996. A portion of this increase was attributable to incremental labor spending on new product development and data processing enhancements. In addition, depreciation expense increased primarily due to capital spending related to enhancements to the Company's information systems. As a percentage of communication services revenues, general and administrative expenses were 17.8% for the three months ended September 30, 1997 compared to 14.1% for the three months ended September 30, 1996.

  Total operating income decreased 15.0% to $51.2 million for the three months ended September 30, 1997 from $60.2 million for the three months ended September 30, 1996. On a pro forma basis, excluding the deferral of subscriber acquisition costs, operating income was $58.4 million for the three month period ended September 30, 1996. As a percentage of communication services revenues, operating income (adjusted to exclude the deferral of subscriber acquisition costs in 1996) was 17.4% and 19.5% for the three months ended September 30, 1997 and 1996, respectively.

  Included in other income (expense) for the three months ended September 30, 1996 is approximately $2.1 million of income related to the sale of the Company's 49% investment in a joint venture. The Company's net interest income for the three months ended September 30, 1997 remained relatively consistent with prior year period results.

 Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

  Revenues. Total revenues decreased 1% to $987.3 million for the nine months ended September 30, 1997 from $992.8 million for the nine months ended September 30, 1996. Communication services revenues increased 14.7% to $891.0 million for the nine months ended September 30, 1997 from $776.8 million for the nine months ended September 30, 1996 due to an increase in long distance minutes. Long distance minutes of usage increased 12.0% to 4,997.9 million minutes for the nine months ended September 30, 1997 from 4,461.7 million minutes for the nine months ended September 30, 1996 due to an increase in customers. Communication services revenues per minute of usage increased by 1.7% to 17.7 cents per minute for the nine months ended September 30, 1997 from 17.4 cents per minute for the nine months ended September 30, 1996 primarily due to changes in product mix and various rate changes.

  Marketing services revenues decreased 55.5% to $96.2 million for the nine months ended September 30, 1997 from $216.0 million for the nine months ended September 30, 1996. These revenues decreased primarily due to a decrease in applications from new IRs and a corresponding decrease in the IRs' usage of marketing services and sales aids.

  Operating Expenses. Communication charges increased 11.3% to $475.5 million for the nine months ended September 30, 1997 from $427.2 million for the nine months ended September 30, 1996. Communication charges were 9.4 cents per minute for the nine months ended September 30, 1997 compared to 9.6 cents per minute for the nine months ended September 30, 1996. As a percentage of communication services revenues, communication charges were 53.4% for the nine months ended September 30, 1997 compared to 55.0% for the nine months ended September 30, 1996. This decrease in communication charges as a percentage of communication services revenues primarily relates to the reduction in per minute rates from the Company's long distance carriers resulting from migrating long distance traffic from Frontier to WorldCom, MCI and IXC Long Distance.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, decreased 30.1% to $190.7 million for the nine months ended September 30, 1997 from $272.7 million for the nine months ended September 30, 1996. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs which are included in marketing services costs in the Consolidated Financial Statements. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. On a pro forma basis, marketing services costs would have been $315.0 million for the nine month period ended September 30, 1996 if this accounting change had been retroactively applied. The 39.5% decrease in marketing services costs, on a pro forma basis, is primarily due to a decrease in new customer orders caused by a decline in the number of new IRs.

  General and administrative expenses increased 29.4% to $158.8 million for the nine months ended September 30, 1997 from $122.7 million for the nine months ended September 30, 1996. As a percentage of communication services revenues, general and administrative expenses were 17.8% for the nine months ended September 30, 1997 compared to 15.8% for the nine months ended September 30, 1996 primarily due to incremental labor spending on new product development and data processing enhancements. In addition, depreciation expense increased primarily due to capital spending related to enhancements to the Company's information systems.

  Total operating income decreased 4.7% to $162.2 million for the nine months ended September 30, 1997 from $170.2 million for the nine months ended September 30, 1996. On a pro forma basis, excluding the deferral of subscriber acquisition costs, operating income was $127.8 million for the nine month period ending September 30, 1996. As a percentage of communication services revenues, operating income (adjusted to exclude the deferral of subscriber acquisition costs in 1996) was 18.2% and 16.5% for the nine months ended September 30, 1997 and 1996, respectively.

  Included in other income (expense) for the nine months ended September 30, 1996 is approximately $6.2 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's net interest income increased to $6.3 million for the nine months ended September 30, 1997 from $3.8 million for the nine months ended September 30, 1996. The increase in net interest income was primarily due to additional interest income generated by the investment of cash received from operations and the net proceeds received from the sale of the Company's common stock in the IPO in May 1996 offset by cash used to fund the repurchase of the Company's common stock.

  Included in the Company's net income of $40.2 million for the nine month period ended September 30, 1997 is a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter to reflect the change in accounting for subscriber acquisition costs. The Company had net income of $113.3 million for the nine month period ended September 30, 1996. On a pro forma basis, the Company's net income for the nine month period ended September 30, 1996 would have been $87.0 million ($0.82 per share) if this accounting change had been retroactively applied.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1997, the Company had cash and cash equivalents of $168.6 million and working capital of $202.8 million. The Company's operating activities provided cash of approximately $94.4 million for the nine months ended September 30, 1997 and $97.2 million for the nine months ended September 30, 1996.

  The Company's investing activities consisted primarily of property and equipment purchases of $48.5 million for the nine months ended September 30, 1997 and $61.6 million for the nine months ended September 30, 1996. The decrease in investing activities is primarily due to a decrease in capital spending.

  Total cash used for financing activities was $47.2 million for the nine months ended September 30, 1997, which consisted primarily of the purchase of approximately 2.8 million shares of the Company's common stock partially offset by net proceeds received from the issuance of additional common stock due to the exercise of stock options. For the nine months ended September 30, 1996, the Company's cash provided by financing activities was $113.5 million, consisting primarily of proceeds received from the Company's initial public offering of its common stock in May 1996. Other financing activities consisted of payments of debt and capital lease obligations. In addition, the Company paid dividends of approximately $20.0 million during the nine months ended September 30, 1996.

  On October 10, 1997, Holdings entered into a new credit facility for borrowings up to $1 billion (the "New Credit Facility"). Borrowings under the New Credit Facility are available for general corporate purposes including acquisitions and are subject to various financial covenants. The interest rate on the New Credit Facility is based on Holdings' prevailing debt ratio and ranges on a Eurodollar (LIBOR) option from a spread of 0.625% to 1.75%, and on a Base (Prime) Rate option from a spread of 0% to 0.50%. Total borrowing availability under the New Credit Facility reduces to $800 million on September 30, 2000, and to $500 million on September 30, 2001, and the New Credit Facility expires on September 30, 2002.

  On October 14, 1997, approximately $135.2 million of the Company's cash and cash equivalents was used to fund a portion of the Telco merger and related costs. Also, on October 14, 1997, Holdings made an initial borrowing of approximately $544 million under the New Credit Facility to fund the cash purchase price of the Merger and related costs and expenses and to refinance existing indebtedness of Telco. The initial LIBOR spread and Prime spread were 1.0% and 0%, respectively.

  The Company believes that its existing sources of liquidity and anticipated funds from operations will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1997.

LITIGATION, CLAIMS AND ASSESSMENTS

  Information pertaining to EXCEL and Telco's litigation is included in Note 6 to the Company's Consolidated Financial Statements.

LEGISLATIVE AND REGULATORY MATTERS

  Information pertaining to legislative and regulatory matters is included in
Note 6 to the Company's Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements-- Note 6 to Consolidated Financial Statements--Commitments and Contingencies--Litigation, Claims, and Assessments).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held a special meeting of Stockholders on October 11, 1997 in connection with the business combination with Telco. Holders of common stock voted at the special meeting on the following four matters which were set forth in the Company's Proxy Statement dated September 15, 1997.

  (a) To approve the Merger Agreement and the transactions contemplated thereby.

       VOTES:
       ------
       For:.......................................................... 97,934,860
       Against:......................................................     31,019
       Abstain:......................................................     54,289
       Broker non-votes*:............................................  1,208,663

  (b) To approve the Holdings 1997 Stock Option Plan.

       VOTES:
       ------
       For:.......................................................... 94,006,322
       Against:......................................................  3,886,219
       Abstain:......................................................    127,627
       Broker non-votes*:............................................  1,208,663

  (c) To approve the Holdings 1997 Director Stock Option Plan.

       VOTES:
       ------
       For:.......................................................... 98,117,856
       Against:......................................................    300,008
       Abstain:......................................................    170,512
       Broker non-votes*:............................................    640,455

  (d) To authorize proxies to vote upon any other business that may properly come before the meeting or any adjournment thereof.

       VOTES:
       ------
       For:.......................................................... 98,540,160
       Against:......................................................    366,314
       Abstain:......................................................    322,357
       Broker non-votes*:............................................       None

--------
* Broker non-votes occur when a broker holding stock in street name does not vote these shares.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 18 of this report.

(b)Reports on Form 8-K:

  1) Current report on Form 8-K dated October 14, 1997, regarding the completion of the acquisition of Telco Communications Group, Inc.

  2) Current report on Form 8-K dated October 24, 1997, regarding the settlement of the Wood Litigation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCEL Communications, Inc.

Date: November 13, 1997                             /s/ John J. McLaine
                                            ___________________________________
                                                      John J. McLaine
                                            President, Chief Operating Officer,
                                                and Chief Financial Officer
                                                (prior to October 15, 1997)

Date: November 13, 1997                           /s/ Nicholas A. Merrick
                                          _____________________________________
                                                   Nicholas A. Merrick
                                               Executive Vice President and
                                                 Chief Financial Officer
                                             (from October 15, 1997-present)

Date: November 13, 1997                             /s/ Craig E. Holmes
                                          _____________________________________
                                                     Craig E. Holmes
                                                    Vice President and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

  The following exhibits are included in this Quarterly Report on Form 10-Q:

 EXHIBIT
 NUMBER                          EXHIBIT DESCRIPTION
 -------                         -------------------
   3.1   Certificate of Incorporation of Holdings dated May 30, 1997
         (incorporated herein by reference to Exhibit 3.1 to Holdings'
         Registration Statement on Form S-4 (File No. 333-35377)) as amended
         October 9, 1997 and October 14, 1997.
   3.2   Amended and Restated Bylaws of Holdings
   4.1   Specimen Certificate for Common Stock of Holdings
  11     Computation of Net Income per Share
  27     Financial Data Schedule as of September 30, 1997