Form 10-K
period 1997-12-31
EXCEL COMMUNICATIONS INC \NEW\
filed 1998-03-30
CIK 1045538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
        [ ] Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
             For the transition period from _________ to __________

                         Commission File Number 1-13433

             -------------------------------------------------------
                           EXCEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------

          Delaware                                  75-2720091
{State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

         8750 North Central Expressway, Suite 2000, Dallas, Texas 75231
               (Address of principal executive offices)         (Zip Code)

                                 (214) 863-8000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
   Title of each Class                  on which registered
Common Stock, $.001 par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any adjustment to this Form 10-K. [x]

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 23, 1998, computed by reference to the closing sales price of the registrant's Common Stock on the New York Stock Exchange on such date, was approximately $1,170,430,530.

As of March 23, 1998, the registrant had outstanding 131,946,080 shares of $.001 par value common stock.

The following documents are incorporated by reference into the part of this annual report on Form 10-K as indicated:

     Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                           Exhibit Index on Page 50

                           EXCEL COMMUNICATIONS, INC.
                         1997 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                   Page
PART I                                                              No.

Item  1.     Business...........................................      5
Item  2.     Properties.........................................     13
Item  3.     Legal Proceedings..................................     13
Item  4.     Submission of Matters to a Vote of Security Holders     14


PART II

Item  5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters......................     15
Item  6.     Selected Financial Data............................     16
Item  7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............     18
Item  8.     Financial Statements and Supplementary Data........     27
Item  9.     Changes in and Disagreements With Accountant
               on Accounting and Financial Disclosures..........     45

PART III

Item 10.     Directors and Executive Officers of the Registrant.     45
Item 11.     Executive Compensation.............................     45
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management...................................     45
Item 13.     Certain Relationships and Related Transactions.....     45


PART IV

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..............................     45

Signatures......................................................     46

Index to Exhibits...............................................     49

                                     PART I

Item 1.   Business

     EXCEL Communications, Inc. is a Delaware corporation and the parent company of Excelcom, Inc. ("Excelcom"), previously EXCEL Communications, Inc., which was formed in 1988 and commenced operations in 1989. On October 14, 1997, EXCEL Communications, Inc. succeeded to the businesses of Excelcom and Telco Communications Group, Inc. ("Telco"), a facilities-based provider of long distance telecommunications services, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Merger"). The Merger creates the fifth largest long distance company in the United States based on the number of presubscribed lines, with pro forma consolidated annualized revenues of approximately $2 billion, 11 billion annualized long distance minutes of usage,
6.0 million customers, and approximately 100,000 network miles of DS-3 capacity. All references to the "Company" or "EXCEL" refer to EXCEL Communications, Inc. and include its subsidiaries and predecessors.

     EXCEL provides long distance telecommunications and paging services to both residential and commercial customers in the United States. The Company has developed several marketing channels which include direct sales to residential, commercial and wholesale customers through independent representatives ("IRs"), dealers and direct sales personnel in addition to direct mail marketing of several dial around products. These multiple distribution channels which target both residential and commercial customers are a key element of the Company's business strategy as they allow the Company to balance its network traffic capacity and provide multiple avenues for growth.

     The Company's presubscribed residential services are marketed primarily through a network marketing system of IRs, whereby the IRs are encouraged to recruit subscribers with whom they have an ongoing relationship. This network marketing system has been selected by the Company because the Company believes it reduces net marketing costs, subscriber acquisition costs, and subscriber attrition. Historically, IRs have predominantly sold residential and small business products, although the Company has recently introduced enhanced commercial products to be sold by the IRs. The Company believes that its commercial revenues as a percentage of total revenues will increase during 1998. EXCEL markets its residential dial around products and services through Dial & SaveSM, Long Distance Wholesale ClubSM, and Telco ChoiceSM programs. Dial around customers access the network by dialing a unique five-digit Carrier Identification Code ("CIC Code") before dialing the number they are calling. Dial around customers can use EXCEL's services at any time without changing their existing presubscribed long distance carrier. EXCEL also sells presubscribed telecommunications services to wholesale and commercial customers using a direct sales force and an independent dealer organization through its Commercial Sales Division ("CSD"). As of December 31, 1997, CSD had opened 27 sales offices and employed or contracted with approximately 311 direct sales personnel, 117 sales management personnel, 275 active dealers and 19 telesales agents. For the fourth quarter of 1997, CSD's revenues were $56.4 million.

     EXCEL has approximately 3,000 employees who support the corporate, network management, billing, teleservices and marketing functions of the Company. The Company's revenues were $506.7 million for 1995, $1.4 billion for 1996, and $1.5 billion for the year ended December 31, 1997. The Company's pricing structure is regularly reviewed so that subscribers of the Company's long distance service generally pay less than they would for long distance service from other major carriers.

     The Company bills the majority of its presubscribed residential customers and its dial around customers primarily through local exchange carrier ("LEC") billing and collection agreements which enable the Company to place its charges on the monthly local phone bills of its customers. The Company has agreements with LECs, including all of the Regional Bell Operating Companies ("RBOCs"), that cover substantially all of the switched access lines in the United States. Commercial customers are billed directly by the Company. The Company plans to directly bill a larger percentage of its residential customers in future periods.

     The Company's Telco subsidiary operates a nationwide telecommunications network consisting of seven switches, leased transmission lines and sophisticated network management systems designed to optimize traffic routing. This switch-based network currently consists of DSC DEX 600S, 600 and 600E switches located in Washington, D.C.; Fort Lauderdale, Florida; Davenport, Iowa; Chattanooga, Tennessee; Austin, Texas; Las Vegas, Nevada and New York, New York. An additional two switches in Los Angeles, California and Cleveland, Ohio are being deployed in the first half of 1998. During 1998, the Company intends to migrate onto this network a substantial portion of its traffic currently being carried by third parties.

     In February 1998, the Company received its charter for a federal savings bank to be located in Dallas, Texas ("FirstEXCEL, F.S.B." or "FirstEXCEL"). FirstEXCEL will offer banking services to EXCEL's IRs and employees, as well as the community at large. The Company expects FirstEXCEL to be fully operational and open to the public in the second half of 1998.

Industry Background

     The present long distance telecommunications marketplace was principally shaped by the 1984 divestiture by AT&T Corp. ("AT&T") of its 22 Bell Operating Companies (''BOCs''). As part of the AT&T Divestiture Decree (''the AT&T Decree''), the United States was divided into geographic areas known as Local Access Transport Areas (''LATAs''). The LECs, which include the Bell Operating Companies and independent LECs, provide local telephone service, local access services and short-haul toll service. Interexchange carriers (''IXCs''), including the Company, and certain independent local exchange carriers provide long distance service between LATAs (interLATA traffic) and within LATAs. The current structure of the industry is subject to change as the impacts of the recently enacted Telecommunications Act of 1996 are realized. See ''Regulation,'' and ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of New Telecommunications Legislation.''

     According to a recent Federal Communications Commission (''FCC'') report, revenues of the U.S. long distance telecommunications industry were approximately $82 billion in 1996. The industry is highly competitive and is dominated by four carriers, AT&T, MCI Telecommunications Corp. ("MCI"), Sprint Corporation ("Sprint"), and WorldCom, Inc. (''WorldCom'') which together in 1996 accounted for approximately 83% of the overall market according to a recent FCC report. The remainder of the market share is held by several large regional long distance companies, some with national capabilities such as the Company,
Frontier Communications Services, Inc. (''Frontier''), Cable & Wireless Communications, Inc., and LCI International, Inc., and by several hundred smaller companies. According to this FCC report, while industry revenues grew at a compound annual rate of over 7% during the period from 1989 through 1996, the revenues of all carriers other than AT&T, MCI, Sprint, and WorldCom grew in the aggregate at an annual compound rate of over 20% during the same period.

Products and Services

Presubscribed Residential Services

     The Company currently offers several discounted residential products to its presubscribed residential customers. Its primary "1-plus" product offers residential customers a flat rate service which the Company believes competes favorably against flat rate programs offered by other major long distance service providers. In addition, the Company offers several residential products which provide discounts based on time-of-day. The Company also offers an 800/888 service product to its residential subscribers, which allows subscribers to call home on an 800/888 number or provide a toll-free number for family members to call home, in addition to calling card services, international service and directory assistance.

Dial Around Residential Service

     In addition to presubscribed residential service, the Company also offers residential dial around services. Customers access the Company's network by dialing a five-digit code before the number they are calling, and, therefore, are not required to permanently change or cancel their existing long distance carrier in order to use the Company's service. The Company's dial around rates offer customers savings off of the basic direct dialed "1-plus" rates and the competitive flat rates charged by AT&T, MCI, and Sprint.

Commercial Services

     Current products include long distance, calling card, call accounting, enhanced billing services, and 800/888 services. In addition to competitive rates and a wide variety of products, the Company is able to offer business customers a highly specialized direct bill summary package that includes call summaries by service type, call type, originating number, account code, area code, country code, time-of-day and most frequently called numbers.

     CSD also sells dedicated circuits to commercial customers and wholesale transmission capacity and services to other long distance carriers. The Company believes that the combination of a nationwide network and data processing resources provides an opportunity for continuing growth through the wholesaling of one-stop telecommunications services to long distance resellers. The Company offers a complete package of networking, billing and customer service, eliminating the need for resellers to coordinate with multiple vendors and giving them the ability to obtain all of their long distance services from a single source. Additionally, the Company provides reseller clients with a customized version of its customer account database software, the TelePhone Maintenance system. While revenue per minute from wholesale service sales is generally lower than the Company's average sales to end users, the cost of sales and overhead involved in servicing carrier customers is also lower. Moreover, the Company has used the wholesale market to more fully utilize its network during the daytime hours, the busiest time of day for many of the Company's carrier and reseller customers.

Paging

     In March 1996, the Company entered into a Reseller Agreement (the ''Reseller Agreement'') with PageMart, Inc. (''PageMart''), which is in the business of providing paging and wireless communications products and services. Under the Reseller Agreement, PageMart is required to provide, on a non-exclusive basis, paging products and services to the Company, including Narrowband PCS products when they become available to PageMart's customers, which may be resold nationwide by the Company to its paging subscribers under the common law service mark ''EXCELPaging.''

     In October 1996, the Company began offering both alphanumeric and numeric pagers to its subscribers through the IRs. The paging services range from local to national, and the Company offers a range of value-added paging services, including voice mail, universal 800, and personal assistant greetings.

Billing and Data Processing

     Since its inception, the Company has billed a majority of its residential traffic through LECs. The Company has entered into billing and collection agreements with LECs, including all of the RBOCs, that cover substantially all of the switched access lines in the U.S. These agreements permit the Company to place its customers' call detail records on the customers' regular monthly local phone bill. The Company also provides billing clearinghouse services to other unaffiliated long distance carriers.

     Tel Labs, Inc. ("Tel Labs"), a wholly-owned subsidiary offering billing services, processes raw switch data into a format that can be used to produce end-user billing invoices. This data processing is executed on specially designed personal computers operating a proprietary software program. Tel Labs receives certain raw call records directly from the switches, and prepares them for rating by determining the answer status, originating location, terminating location and mileage. The calls are then rated according to standard rates or according to customer specific rates, if applicable. Rated calls are then sorted depending on which LEC will actually bill the end-user and placed in an industry standard format ("EMI"). Tel Labs then prepares management reports which provide the Company with the total number of calls, minutes and dollars billed during that billing cycle.

Marketing

Presubscribed Residential Products and Services

     The Company markets presubscribed residential services through a nationwide network of IRs. The Company encourages IRs to enroll subscribers with whom the IRs have an ongoing relationship as a result of being a family member, friend, business associate, neighbor, or other acquaintance. The Company also encourages, but does not require, the IRs to use the Company's products and services and to communicate the results of their use of such products and services to their subscribers. This network marketing system has been selected by the Company because the Company believes it reduces net marketing costs, subscriber acquisition costs, and subscriber attrition. The Company believes that subscribers will be more likely to remain with the Company because they have been enrolled with the Company by someone with whom they have an ongoing relationship. The Company also believes that its network marketing system will continue to build a base of potential subscribers for additional services and products. The Company does not require a person to be an IR in order to be a subscriber. The Company's network marketing system is particularly attractive to prospective IRs because of the potential for supplemental income and because the IRs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal paperwork, and have a flexible work schedule. The sales efforts of IRs are supported through various means, including Company-sponsored training held periodically throughout the year and motivational satellite broadcast television shows broadcast four times a week.

     IRs are compensated based on the acquisition of subscribers and their long distance usage and paging air time usage. IRs receive subscriber acquisition commissions only after, among other things, subscribers sign up for the Company's long distance service or paging service. IRs receive commissions on the long distance usage and paging air time usage of subscribers who they have personally signed up. In addition, while the Company does not pay a commission to IRs for introducing new IRs to the Company, IRs do receive subscriber acquisition commissions and long distance and paging air time usage commissions for subscribers signed up by certain other IRs they have recruited directly themselves or indirectly, as in the case of subscribers recruited by other IRs in their downline. Certain performance criteria must be maintained in order to qualify to receive all such commissions.

     The Company provides training to all IRs who have purchased the optional management services program. The training includes a detailed explanation of the Company's products, the IR compensation plan, and the use of the various marketing tools available to the IR. The Company publishes a monthly newsletter for the IRs providing informative and motivational articles (the ''Communicator''), as well as recognizing IR achievements. The Communicator allows the Company to keep the IRs up to date on new promotions, products, developments, and changes to the Company's policies and procedures. The Company also offers for sale through its catalogs a wide variety of marketing tools, audio and videotapes, visual aids, desk accessories, and clothing and novelty items designed to assist IRs in their marketing efforts and to promote name recognition of the Company. The Company regularly updates its marketing materials to reflect the Company's available services and products and timely information about the Company. The Company holds an annual convention, known as ''ExcelebrationTM,'' for IRs each year. This event provides recognition to the top performers, direct access to senior management, and a chance for IRs to share experiences and develop support systems. The Company also participates throughout the country in rallies that current IRs and potential new IRs attend to learn more about the Company.

     To service its IR base, the Company is currently operating a service center staffed by service agents who have automated systems to answer IR questions and provide IR support. This system includes a current database of all IRs, their downlines, and their subscribers. The Company also maintains an interactive voice recognition system that allows IRs 24-hour access to information through their touch-tone phones. In addition, the Company has developed a proprietary commission processing system to process the high volumes of data necessary to calculate commissions on long distance and paging usage, commissions on the acquisition of long distance and paging subscribers, and commissions on IR training. This system incorporates the provisions of the Company's marketing program to prepare monthly downline reports and commission payment details to IRs.

Residential Dial Around Products and Services

     The Company's residential dial around products are marketed through marketing subsidiaries under the Dial & SaveSM, Telco ChoiceSM, and Long Distance Wholesale ClubSM brand names. The brands are differentiated by rate structure and marketing approach, and the Company believes that its multi-brand strategy heightens market penetration by broadening customer exposure to dial around and appealing to different segments of the population.

     The Company markets these products and services primarily through direct mail pieces that seek to educate potential customers regarding dial around and its benefits. Direct mail is targeted towards residential customers within a specified geographic region and includes a service explanation and dialing instructions, a general pricing comparison and a set of reminder stickers highlighting the Company's CIC Codes for customers to keep near their telephone.

     Prospective customers do not need to sign-up or call the Company to take advantage of its discounted service offerings upon receiving a Company mail solicitation. The Company works with various outside advertising agencies to design the copy and creative components of the direct mail marketing pieces and contracts with various vendors of mail shop and printing services in an effort to ensure that mail is sent out in a timely and cost-effective manner. The Company's data processing resources allow for prompt monitoring of customer long distance usage and permit the Company to carefully measure response rates to its direct mail campaigns. The Company constantly strives to improve response rates by varying the design and components of its direct mail marketing packages, and seeks to engineer the timing of its initial and follow-on direct mail campaigns to maximize response rate and grow overall market penetration. In addition, the Company also utilizes other media to supplement direct mail.

Commercial Products and Services

     The Company markets its commercial products and services through a direct commercial sales force of approximately 311 sales representatives, 117 sales management personnel and an independent dealer organization consisting of approximately 275 active dealers. These sales representatives and dealers office out of regional sales offices which are located in major metropolitan areas throughout the United States. In addition, IRs who have historically sold residential and small business products, recently began marketing the Company's commercial products and services with the help of trained commercial sales representatives. The Company's sales representatives and IRs target a full range of small and large business owners and market the Company's services through personal contacts which emphasize customer service, term plans, network quality, value-added services, reporting, rating and promotional discounts. Sales representatives are compensated in the form of salary plus commission while IRs are paid commissions based upon the acquisition of customers and the customers' long distance usage.

Subscriber Care

     The Company strives to provide high quality subscriber care and support and believes that personal contact with its subscribers through IRs, sales representatives, and customer service representatives is a significant factor in subscriber acquisition and retention. The Company encourages IRs and sales representatives to contact each of their subscribers on a monthly basis to keep the subscriber satisfied with the Company's long distance and paging service.

     The Company operates four customer service centers staffed by the Company's customer service employees, who have completed a certification and training program provided by the Company. To enhance the effectiveness of the customer service representatives, the Company, in addition to the initial training program, provides ongoing training to all customer service representatives. The Company's customer service department uses on-line, real-time automated systems that provide notes from all prior contacts with the subscriber, and provide a complete account and payment history for subscribers directly billed by the Company. Through this proprietary contact management software, the Company is able to provide a high level of subscriber care. The Company also provides subscriber support on a multilingual basis.

Network and Operations

     The Company's Telco subsidiary operates a nationwide telecommunications network consisting of seven switches, leased transmission lines and sophisticated network management systems designed to optimize traffic routing. This network currently originates traffic in all or some part of 48 states and the District of Columbia and operates as an "open network", meaning that any individual within the Company's originating service area whose LEC provides equal access can access the Company's long distance network by dialing either of the Company's CIC codes, or by presubscribing to the Company as their long distance service provider.

     The network provides high quality, reliable transmission and switching. The Company's network surveillance capabilities, including self-diagnostic software, generally enable the Company to anticipate and correct problems before they result in service interruption. The Company's technicians remotely monitor the Company's entire network 24 hours a day, 7 days a week, from its Network Control Centers. To reduce the potential impact of any equipment or transmission failure, the Company can reroute or restore transmissions through the Company's standby transmission facilities or reroute traffic over the networks of other carriers. The Company's technicians also monitor the network for fraud on a real-time basis, using computer systems that detect unusual or high volume calling patterns.

Switching Facilities

     The Company's Telco subsidiary currently operates seven DSC Communications Corporation ("DSC") DEX 600S, 600 and 600E digital telecommunications switches in Fort Lauderdale, Florida; Davenport, Iowa; Chattanooga, Tennessee; Austin, Texas; Washington, D.C.; Las Vegas, Nevada and New York, New York. An additional two switches in Los Angeles, California and Cleveland, Ohio are being deployed in the first half of 1998. Switches are digital computerized routing facilities that receive calls, route calls through transmission lines to their destination and record information about the source, destination and duration of the calls. In order for a call to be completed through a switch, there must be two ports available -- an incoming port and an outgoing port. For example, if a switch is equipped with 30,000 ports, the switch can accommodate up to 15,000 simultaneous telephone calls. The Company's switches are currently configured with 13,824 to 51,840 equipped ports. The Company's DEX 600 switches can be expanded to a configuration with 30,720 equipped ports while the Company's DEX 600E switches can be expanded to a configuration with 107,520 equipped ports.

     The Company continually evaluates the capacity and location of the switches based on current and projected customer traffic. In order to maximize the efficiency of the network, the Company has recently entered into an agreement for the purchase and installation of multiple DSC advanced switching platforms. These technologically advanced switches will increase network capacity and broaden service offerings. Specifically, the DSC products include the MegaHubR 600E tandem switching systems as well as the elements from its intelligent network ("IN") product line such as the DSC INfusionSM Signal Transfer Point
(STP) W/2 systems, along with other network applications.

Transmission Lines

     The Company owns approximately 100,000 network miles of DS-3 capacity (under a long-term right to use agreement) and also leases additional transmission lines from a variety of facilities-based and resale long distance carriers. The Company's contracts with these entities typically have terms ranging from 12 to 60 months. The Company supplements its leased "on-network" capacity with "off-net" services from a variety of resale and facilities-based long distance carriers. In addition, the Company does not have any on-network international network arrangements and exclusively resells the network capacity of other resale and facilities-based long distance carriers to international destinations.

Network Management Systems

     Once calls are originated and routed over leased digital, transmission facilities to the Company's nearest switch location and then routed on a least-cost basis to either the Company's leased network or to an off-net supplier for termination. The Company utilizes Digital Access Cross Connect Systems ("DACS") to electronically cross-connect circuits thereby increasing call routing and circuit provisioning efficiency and providing better network monitoring capabilities. The Company has installed Tellabs ABS Titan 5500 3/1 and 530 1/0 DACS equipment on all switches. In addition, the Company has configured a large portion of the network with Signaling System 7 Common Channel Signaling ("SS7"). This network protocol reduces connect time delays and provides additional technical capabilities and efficiencies for call routing. The Company is currently in the process of deploying SS7 in additional portions of the network.

Carrier Agreements

     The Company currently has agreements with Frontier, IXC Long Distance, Inc. ("IXC Long Distance"), MCI, and WorldCom to provide switching services and network transmission of its long distance traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments, while the agreement with Frontier provides for Frontier to be the exclusive carrier for certain calling card calls and personal 800 service. The Company is currently meeting all minimum commitments under these contracts.

Competition

     The long distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, customer service, and diversity of products, services and features. The Company's ability to compete effectively will depend on its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors.

     Several of the Company's competitors are substantially larger and have substantially greater financial and technical resources. As the Company grows, it expects to face increased competition, particularly from AT&T, MCI, and Sprint. The Company also competes with regional IXCs and resellers for interLATA long distance services and with local exchange carriers for interLATA and intraLATA long distance services. The Company's pricing strategy is to keep its rates generally below those of AT&T, MCI, and Sprint. Competition within the industry is expected to increase as a result of LECs being permitted to provide long distance service as a result of the passage of the Telecommunications Act of 1996. See ''Regulation.''

     Legislative, judicial, and technological factors have helped to create the foundation for smaller long distance providers to emerge as viable competitive alternatives to AT&T, MCI, and Sprint for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the AT&T Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. Due to anticipated advances in telecommunications transmission technology, the Company expects the resale of excess transmission capacity to continue to be an important factor in long distance telecommunications.

Regulatory Developments

     The 1996 Telecommunications Act opens the local phone services market to competition by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to unbundled access to network elements, resale, number portability, dialing parity, access to rights-of-way, and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. In addition, the legislation contains special provisions that eliminate the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTE Operating Companies (''GTOCs'') from providing long distance services and engaging in telecommunications equipment manufacturing. These new statutory provisions permit the BOCs to enter the long distance market under certain circumstances. As of the date of enactment of the legislation, a BOC is no longer restricted from providing interLATA long distance service outside of those markets in which it provides local exchange service (referred to as ''out-of-region'' long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as ''in-region'' service) if it satisfies certain procedural and substantive requirements and upon obtaining FCC approval on a state-by-state basis. The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Telecommunications Act that impose interconnection and other requirements on LECs.

     The Company expects that some or all of the BOCs will seek to provide out-of-region long distance service. Certain of them have already taken steps to provide out-of-region service in multiple states. It is not known when, and under what specific condition, other applications will be granted by the state regulatory commissions in those states. Several of the BOCs have unsuccessfully sought authority from the FCC to provide in-region long distance service in various states. While no application has yet been granted by the FCC, it is expected that most or all of the BOCs will eventually be granted authority to provide in-region long distance service in many or all states.

     As required by the 1996 Telecommunications Act, in August 1996, the FCC adopted new rules implementing certain provisions of the 1996 Telecommunications Act (the ''Interconnection Orders''). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic, and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting minimum, uniform, national rules, the Interconnection Orders also rely heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets. The Interconnection Orders are primarily important to the Company at this time insofar as they establish the basis for the cost to the Company of providing resold local services. Consistent with the 1996 Telecommunications Act, the Interconnection Orders require incumbent LECs to offer their telecommunications services at retail prices minus avoided costs. The Interconnection Orders also require, among other things, that intraLATA presubscription (pursuant to which LECs must allow customers to choose different carriers for intraLATA toll service without having to dial extra digits) be implemented no later than February 1999. Portions of the Interconnection Orders were struck down by the U.S. Eighth Circuit Court of Appeals in 1997, but the United States Supreme Court has agreed to review the lower court decision. The Supreme Court is expected to issue a decision in the first half of 1999. In the meantime, certain of the rules adopted in the Interconnection Orders, including rules that concern the wholesale pricing of local services, cannot be implemented. Nevertheless, the Company generally believes the trend toward increased competition and deregulation of the telecommunications industry will be accelerated by the 1996 Telecommunications Act and subsequent developments.

     The 1996 Telecommunications Act also addresses a wide range of other telecommunications issues that will potentially impact the Company's operations, including provisions pertaining to regulatory forbearance by the FCC; the imposition of additional liability for the unauthorized switching of subscribers' long distance carriers; the creation of new opportunities for competitive local service providers; provisions pertaining to interconnection; provisions pertaining to universal service and access charge reform; and requirements pertaining to the treatment and confidentiality of subscriber network information. The legislation requires the FCC to conduct a large number of proceedings to adopt rules and regulations to implement the new statutory provisions and requirements. It is unknown at this time precisely the nature and extent of the impact that the legislation and regulatory developments will have on the Company.

     The Company has applied for authority to expand its existing state authorizations to provide resold local exchange service in certain states. As a result of the opening of this market, the Company is in the process of obtaining state authority, where necessary, to provide resold local services as a complement to its long distance services. Resold local exchange service is a new service development, and there can be no assurance of how local exchange resale will be implemented or what effect it will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically. To the extent that the Company converts from a reseller to a facilities-based carrier, modification or amendment of the Company's state certifications may be required. As of December 31, 1997, the Company is certified to provide resold local exchange services in 31 states.

Regulation

     The terms and conditions under which the Company provides communications services are subject to government regulation. Federal laws and FCC regulations generally apply to interstate telecommunications, while particular state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. In addition, the Company's network marketing system is or may be subject to or affected by extensive federal and state regulation.

Federal

     The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to minimal federal regulation. After the recent reclassification of AT&T as a non-dominant carrier in its provision of domestic services, only the LECs are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company. The FCC has proposed that the BOCs offering out-of-region interstate interexchange services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the BOC that complies with certain structural separation requirements, which may make it easier for the BOCs to compete directly with the Company for long distance subscribers.

     The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate and international services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. The FCC imposes only minimal reporting requirements on non-dominant carriers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers and others are imposed on carriers, such as the Company, whose annual operating revenues exceed $100 million.

     In addition, informal complaints are lodged from time to time against the Company before the FCC and various state agencies for various reasons, to which the Company has timely responded. Although such complaints could result in additional legal actions or proceedings being brought against the Company, the Company believes that such matters will be satisfactorily resolved without a material adverse impact upon the Company's results of operations; however, the Company can not be assured of such resolution. Should the Company's belief with respect to any and all complaints pending before the FCC be incorrect, the Company could be subject to financial penalties and potential revocation of its operating authority for interstate or intrastate calls, as applicable.

     The Company currently has separate tariffs on file with the FCC, covering its domestic interstate services and international services. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. Resale carriers, like all other interstate carriers, are also subject to a variety of miscellaneous FCC regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of ''800'' numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management.

     On December 31, 1997, the U.S. District Court for the Northern District of Texas in Wichita Falls found Sections 271-275 of the Telecommunications Act to be unconstitutional. These provisions require the BOCs to meet certain requirements as a condition to providing in region long distance services. The District Court subsequently stayed the December 31, 1997 order pending review by a federal court of appeals, which is expected to be completed by the end of 1998. This stay restores to the telecommunications industry for the time being the regulatory status it had before the December 31, 1997 ruling.

State

     The Company is subject to varying levels of regulation in the states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; carrier stock offerings; and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. If state regulatory agencies conclude that the Company has taken steps without obtaining the required authority, they may impose one or more of the sanctions listed above.

Network Marketing

     The Company's network marketing system is or may be subject to or affected by extensive government regulation, including, without limitation, state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. In addition, the Internal Revenue Service and state taxing authorities in any of the 50 states where the Company has IRs could classify the IRs as employees of the Company (as opposed to independent contractors). The Company believes that it is in compliance with the requirements of federal and state regulatory authorities and maintains communications regularly with the various regulatory authorities in each jurisdiction. A final determination by any other jurisdiction that the IRs are employees could cause the Company to be subject to penalties and interest for taxes not withheld, require the Company to withhold taxes in the future, and require the Company to pay unemployment insurance. Additionally, an adverse determination by any one state could influence the decisions of regulatory authorities in other jurisdictions. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential IRs. While the regulations governing network marketing are complex and vary from state to state, the Company believes that it is in compliance with and has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities.

     Various governmental agencies monitor direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its network marketing system is in substantial compliance with laws and regulations of each state relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's operations.

Employees

     As of December 31, 1997, the Company employed approximately 3,000 people. This number does not include IRs, who are classified by the Company as independent contractors rather than employees of the Company. The Company's employees are not unionized, and the Company believes its relationship with its employees is good.

Item 2.   Properties

     The Company is headquartered in Dallas, Texas and operates out of several leased and owned facilities consisting of an aggregate of 1,138,900 square feet. The following table provides summary information regarding these facilities as of March 1, 1998:

                                                                                 Approximate            Leased or
        Function                             Location                          Square Footage             Owned
        -------------------------------      ------------------------        ------------------        -----------

        General & Administrative             Dallas, TX                                  344,500         Leased
        General & Administrative             Chantilly, VA                                40,200         Leased
        General & Administrative             Chicago, IL                                  14,700         Leased
        FirstExcel, F.S.B.                   Dallas, TX                                   12,500         Leased
        Commercial Sales Division            (1)                                         193,500         Leased
        Service & Distribution Center        Addison, TX                                 289,000          Owned
        Service Center                       Houston, TX                                  57,900         Leased
        Service Center                       Reno, NV                                     48,000         Leased
        Service Center                       Chantilly, VA                                80,000          Owned
        Service Center                       Arlington, VA                                14,500         Leased
        Switch Site                          Los Angeles, CA                               6,200         Leased
        Switch Site                          Washington, D.C.                              3,600         Leased
        Switch Site                          Fort Lauderdale, FL                           4,100         Leased
        Switch Site                          Davenport, IA                                 3,500         Leased
        Switch Site                          Las Vegas, NV                                 5,000         Leased
        Switch Site                          New York, NY                                  6,500         Leased
        Switch Site                          Cleveland, OH                                 5,000         Leased
        Switch Site                          Chattanooga, TN                               5,400         Leased
        Switch Site                          Austin, TX                                    4,800         Leased


     (1) At December 31, 1997, the Company had 27 leased CSD offices located throughout the United States.

Item 3.   Legal Proceedings

     On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, EXCEL Communications Marketing, Inc., and EXCEL Telecommunications, Inc. alleging past and continued infringement of a single patent without specifying the amount of damages. The Court granted summary judgment in favor of Excel on March 27, 1998. The Court held that the claims being asserted against Excel were unpatentable under U.S. patent laws. The Company expects AT&T to appeal this decision.

Item 4.   Submission of Matters to a Vote of Security Holders

     Excelcom held a special meeting of Stockholders on October 11, 1997 in connection with the business combination with Telco. Holders of common stock voted at the special meeting on the following four matters which were set forth in the Joint Proxy Statement of Excelcom and Telco dated September 15, 1997.

              (a) To approve the Merger Agreement and the transactions
                  contemplated thereby.

                  Votes:
                  ------
                  For: .....................     97,934,860
                  Against: .................         31,019
                  Abstain: .................         54,289
                  Broker non-votes*: .......      1,208,663

              (b) To approve the Excel Communications, Inc. 1997 Stock
                  Option Plan.

                  Votes:
                  ------
                  For: .....................     94,006,322
                  Against: .................      3,886,219
                  Abstain: .................        127,627
                  Broker non-votes*: .......      1,208,663

              (c) To approve the Excel Communications, Inc. 1997 Director
                  Stock Option Plan.

                  Votes:
                  ------
                  For: .....................    98,117,856
                  Against: .................       300,008
                  Abstain: .................       170,512
                  Broker non-votes*: .......       640,455

              (d) To authorize proxies to vote upon any other business
                  that may properly come before the meeting or any adjournment thereof.

                  Votes:
                  ------
                  For: .....................    98,540,160
                  Against: .................       366,314
                  Abstain: .................       322,357
                  Broker non-votes*: .......          None

                  * Broker non-votes occur when a broker holding stock in street name does not vote these shares.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     In May 1996, EXCEL's common stock, par value $.001 per share, began trading on the New York Stock Exchange under the symbol ''ECI.'' The following table sets forth, on a per share basis, the range of the high and low sale price information of shares of common stock as reported by the New York Stock Exchange, for the periods indicated during the fiscal years ended December 31, 1997 and 1996.

                                             Market Price Per Share
                                --------------------------------------------
                                          1997                     1996
                                         ------                   ------
                                 High             Low         High      Low
                                --------       --------      ------    ------
          First Quarter........ 21  5/8        13            N/A       N/A
          Second Quarter....... 29  3/8        12   3/8      47        25 1/2
          Third Quarter........ 28  7/8        20 11/16      31 7/8    19 1/2
          Fourth Quarter....... 28 15/16       14   1/8      35 1/2    20


     As of March 23, 1998 there were approximately 3,491 registered holders of EXCEL's common stock.

     The Company has in the past declared dividends, including a dividend in the amount of $20.0 million declared by the Company's predecessor on December 31, 1995 to its then existing shareholders, which the Company paid during the second quarter of 1996. However, the Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. The Company's Board of Directors will determine the Company's dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, business opportunities, capital requirements, contractual restrictions, and other factors deemed relevant at the time.

Item 6.   Selected Financial Data

     The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data set forth below in this table should be read in conjunction with ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Consolidated Financial Statements of the Company.

                                                                             Year ended December 31,
                                                          --------------------------------------------------------
                                                             1993     1994        1995       1996         1997 (1)
                                                           -------- ---------  ---------   ---------    ----------
                                                                    (In thousands, except per share
                                                                           and per minute data)
Statement of Operations Data:
Revenues:
   Communication services................................  $ 24,198 $ 108,819  $ 363,301   $1,090,649   $1,333,101
   Marketing services(2).................................     6,650    43,339    143,397      260,653      121,251
                                                           -------- ---------  ---------   ----------   ----------
Total revenues...........................................    30,848   152,158    506,698    1,351,302    1,454,352
                                                           -------- ---------  ---------   ----------   ----------
Operating expenses:
   Communication.........................................    13,761    58,925    209,995      596,598      716,781
   Depreciation and amortization.........................       190       346      1,239        6,880       23,676
   Selling, general and administrative...................    13,351    66,157    217,751      530,295      504,421
   Non-recurring charges (3).............................        --        --         --           --       64,637
                                                           -------- ---------  ---------   ----------   ----------
Total operating expenses.................................    27,302   125,428    428,985    1,133,773    1,309,515
                                                           -------- ---------  ---------   ----------   ----------
Operating income.........................................     3,546    26,730     77,713      217,529      144,837
                                                           -------- ---------  ---------   ----------   ----------
Interest expense.........................................       (75)     (295)      (593)        (261)      (8,551)
Other income (expense)...................................        24        83     (5,781)      12,647        7,301
                                                           -------- ---------  ---------   ----------   ----------
Income before income taxes...............................     3,495    26,518     71,339      229,915      143,587
Provision for income taxes...............................     1,126    10,648     26,893       85,488       55,661
                                                           -------- ---------  ---------   ----------   ----------
Income before cumulative effect of change
   accounting principle..................................     2,369    15,870     44,446      144,427       87,926
Cumulative effect of change in accounting principle,
   net of income taxes (4)...............................        --        --         --           --       65,214
                                                           -------- ---------  ---------   ----------   ----------
Net income...............................................  $  2,369  $ 15,870  $  44,446    $ 144,427   $   22,712
                                                           ======== =========  =========   ==========   ==========
Diluted earnings per common and equivalent share:
Income  per share  before  cumulative  effect of change in
   accounting principles, net of income taxes (5)........  $   0.03  $   0.18  $    0.46    $    1.35   $     0.76
Cumulative effect of change in accounting principle,
   net of income taxes on earnings per share (5).........        --        --         --           --        (0.56)
                                                           -------- ---------  ---------   ----------   ----------
Diluted earnings per share (5) ..........................  $   0.03  $   0.18  $    0.46    $    1.35   $     0.20
                                                           ======== =========  =========   ==========   ==========
Cash dividends declared per share........................  $     --  $  0.046  $   0.202    $      --   $       --
                                                           ======== =========  =========   ==========   ==========
Supplemental Operating Data:
Long distance minutes of usage (in 000's)(6).............   118,357   544,552  2,101,240    6,271,203    7,902,190
Weighted average long distance revenue per minute
   of usage(7)...........................................  $  0.204  $  0.200  $   0.173    $   0.175   $    0.166
Weighted average communication charges per minute
   of usage(8)...........................................  $  0.116  $  0.108  $   0.100    $   0.095   $    0.089

Balance Sheet Data:
Working capital, net.....................................  $   (186) $  7,134  $   1,071    $ 209,227   $   31,599
Property and equipment, net..............................       662     2,476      8,560       76,912      281,847
Total assets.............................................     9,058    59,412    203,581      579,164    1,637,016
Long-term obligations, net of current maturities.........       313     3,369        345          100      477,292
Stockholders' equity.....................................     1,995    13,635     37,708      322,281      752,707

     (1)  On October 14, 1997, the Company  completed its merger with Telco. The
          Merger was  accounted  for as a purchase;  accordingly,  the operating results for Telco are  included  in the  Company's  operating  results after October 14, 1997, the effective  date of the Merger.  See Note 3 to the Consolidated Financial Statements.
     (2)  Revenues  from  marketing  services  include the effect of deferring a portion of the cash  received  during each period and  amortizing  the deferred  revenues  over 12  months.  See  Note 1 to the  Consolidated
          Financial Statements.
     (3)  Results  for 1997  include  $64.6  million  in  non-recurring  charges primarily  related to the  consolidation and integration of Telco. See
          Note 4 to the Consolidated Financial Statements.
     (4)  Effective January 1,1997, the Company changed its method of accounting for subscriber acquisition costs. See Note 1, "Marketing  Activities", to  the  Consolidated  Financial  Statements.
     (5)  See Note 8 to the Consolidated Financial Statements for an explanation of the number of shares used in computing earnings per share.
     (6)  Long  distance   minutes  of  usage  represent   minutes  billable  to
          subscribers  during the period.
     (7)  Weighted  average  long  distance  revenue per minute of usage  equals revenues for all long distance phone services divided by the aggregate minutes of usage.
     (8)  Weighted average  communication charges per minute of usage equals the cost  of all  long  distance  phone  services  sold  to the  Company's subscribers divided by the aggregate minutes of usage.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements set forth in this report are forward looking statements that involve a number of risks and uncertainties. Among many factors that could cause actual results to differ materially are the following: the Company's ability to manage rapid growth; the Company's ability to attract, maintain, and motivate a large base of IRs; litigation including that with independent representatives ("IRs"), regulation and management of IRs; competition in the long distance telecommunications and paging industries; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications or direct selling industry; the Company's ability to develop and manage its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in the offering of paging and other additional communications products and services.

General

     EXCEL provides long distance telecommunications and paging services to both residential and commercial customers in the United States. The Company has developed several marketing channels which include direct sales to residential, commercial and wholesale customers through IRs, dealers and direct sales personnel in addition to direct mail marketing of several dial around products. These multiple distribution channels which target both residential and commercial customers are a key element of the Company's business strategy as they allow the Company to balance capacity of network traffic and provide multiple avenues for growth.

     The Company's Telco subsidiary operates a nationwide telecommunications network consisting of seven switches, leased transmission lines and sophisticated network management systems designed to optimize traffic routing. This network currently originates traffic in all or some part of 48 states and the District of Columbia and operates as an "open network", meaning that any individual within the Company's originating service area, whose LEC provides equal access, can access the Company's long distance network by dialing either of the Company's CIC codes, or by presubscribing to the Company as their long distance service provider.

     The Company owns approximately 100,000 network miles of DS-3 capacity (under a long term right to use agreement) and also leases additional transmission lines from a variety of facilities-based and resale long distance carriers. The Company's contracts with these entities typically have terms ranging from 12 to 60 months. The Company supplements its leased "on-network" capacity with "off-net" services from a variety of resale and facilities-based long distance carriers. In addition, the Company does not have any on-network international network arrangements and exclusively resells the network capacity of other resale and facilities-based long distance carriers to international destinations.

     The Company currently has agreements with Frontier Communications Services, Inc. ("Frontier"), IXC Long Distance, Inc. ("IXC Long Distance"), MCI Telecommunications Corp. ("MCI"), and WorldCom, Inc. ("WorldCom") to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments, while the agreement with Frontier provides that Frontier is to be the exclusive carrier for certain calling card calls and personal 800 service. The Company is currently meeting all minimum commitments under these contracts. During 1998, the Company intends to migrate a substantial portion of its traffic currently being carried by third parties onto its own network and to continue to meet its minimum commitments.

     The Company's revenues primarily consist of revenues for communication services and marketing services. Revenues for communication services, as reflected in the Company's Consolidated Financial Statements, are net of the effect of certain adjustments, including those for unbillable call records. The Company's long distance subscribers are located throughout the United States, and the Company completes subscriber calls to all directly dialable locations worldwide. The Company bills its subscribers for long distance usage based on the type of calls, time of calls, duration of calls, the terminating phone numbers, and each subscriber's rate plan in effect at the time of the call.

     Marketing services revenues are primarily comprised of receipts for materials and services rendered by EXCEL to IRs and area coordinators ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes a training class and training materials, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred and amortized over the period in which the services are used in order to match those revenues with the costs of providing the related support services.

     Operating expenses include communication charges, depreciation and amortization, and selling, general and administrative expenses. Communication charges include the costs of operating the Company's network and amounts paid by the Company based on the Company's subscribers' long distance and paging usage. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls.

     Selling, general and administrative expenses consist of marketing costs and the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, and the costs of the information systems and personnel required to support the Company's operations. Marketing costs include commissions paid to IRs and sales representatives, the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports to IRs, salaries and commissions paid to CSD sales representatives, and direct mail advertising expenses. Commissions paid to IRs are based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared.

EXCEL and Telco Merger

     On October 14, 1997, EXCEL succeeded to the businesses of Excelcom and Telco as a result of mergers of wholly-owned subsidiaries with and into Excelcom and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Merger"). The Merger creates the fifth largest long distance company in the United States based on the number of presubscribed lines, with pro forma consolidated annualized revenues of approximately $2 billion, 11 billion annualized long distance minutes of usage, 6.0 million customers, and approximately 100,000 network miles of DS-3 capacity. (See Note 3-"EXCEL and Telco Merger".)

     At the closing of the Merger on October 14, 1997: (i) Excelcom and Telco became wholly-owned subsidiaries of EXCEL; (ii) each outstanding share of Excelcom common stock converted into the right to receive one share of common stock of EXCEL; (iii) each outstanding share of Telco common stock converted into the right to receive 0.7595 shares of common stock of EXCEL and $15.00 in cash; (iv) except for certain options, each then outstanding and unexercised option to acquire one share of Telco common stock was assumed by EXCEL and converted into an option to acquire 1.5190 shares of EXCEL common stock, and the exercise price per share with respect to each such assumed option was adjusted to equal the exercise price under the original option divided by 1.5190; (v) each then outstanding and unexercised option to acquire one share of Excelcom common stock was assumed by EXCEL and converted into an option to acquire one share of EXCEL common stock, and the exercise price per share was unchanged.
Consideration for the Merger consisted of $666.2 million in cash (including $164.5 million of Telco debt paid by EXCEL) and 25,376,506 shares of common stock, $.001 par value, of the Company ("Company Common Stock").

     On October 14, 1997, EXCEL made an initial borrowing of approximately $544 million under the new credit facility to fund the cash purchase price of the Merger and related costs and expenses and to refinance existing indebtedness of Telco. The initial LIBOR spread and Prime spread were 1.0% and 0%, respectively. (See Note 5 - "Long-Term Debt and Capital Lease Obligations".)

     The merger of Telco into EXCEL has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with generally accepted accounting principles. The results of operations for the year ended December 31, 1997 include Telco's financial results after October 14, 1997, the effective date of the Merger. The merger with Telco resulted in goodwill of $906.6 million which is being amortized straight-line over a period of 40 years.

Non-Recurring Charges

     During the fourth quarter of 1997, primarily as a result of the Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate facilities, abandon certain projects and activities, and to take further advantage of the synergies available to the combined entities. Accordingly, the Company charged to operations the estimated costs of such reorganization and restructuring activities in addition to certain legal expenses, vendor disputes, and other charges. These costs amount to $64.6 million and are included in non-recurring charges in the Company's Consolidated Statement of Operations.

     The following table reflects the components of the significant items included in non-recurring charges for the year ended December 31, 1997 (amounts in thousands):
                                                              Year Ended
                                                            December 31, 1997
                                                            -----------------

    Reduction in carrying value of certain assets..........     $ 47,678
    Costs to exit unfavorable contracts....................        5,559
    Legal expenses, vendor disputes, and other charges.....       11,400
                                                                --------
         Non-recurring charges.............................     $ 64,637
                                                                ========

     Current and future issues affecting the Company's operations for 1998 and beyond include the following:

     Ability of the Company to Migrate Traffic. The Company's realization of operating cost savings from the Merger will be affected by the Company's ability to direct traffic to its network from EXCEL's existing third party carriers in a timely manner, which is expected to result in an overall lower cost per minute. The Company's ability to migrate this traffic in a timely manner will be limited by operational and network infrastructure limitations as well as by the continuing purchase commitment requirements under EXCEL's agreements with third party carriers.

     Regulatory Changes. The operations of the Company will continue to be affected by the ongoing events associated with the 1996 Telecommunications Act. Such events include access charge reform which could change existing transmission costs for both the Company and other long distance companies, the entry by the Regional Bell Operating Companies into the long distance marketplace, and the ability of long distance companies like the Company to begin marketing local telephone services.

     In conjunction with upcoming local competition, incumbent local phone companies are not likely to provide billing services for customers presubscribed to competitive local phone companies. This would force the Company to either bill the customer directly, enter into a billing and collection agreement with new local phone companies or seek other alternatives.

     Additionally, the Federal Communications Commission has mandated that by June 30, 1998, all telecommunications companies must migrate from their existing five-digit CIC codes (10 + XXX) to seven-digit CIC codes (10 + 10 + XXX). This will require a change in the dialing patterns of the Telco Consumer Division customers in order to utilize the Company's services, and the Company is required to integrate re-education materials into its future marketing activities.

     Competitive Factors. The Company has observed increased competition in all of its distribution channels as well as an increase in the number of promotional, discounted calling plans available to all long distance consumers, particularly relating to residential customers. The impact to the Company has included (i) a decline in the Company's residential revenue per minute as the Company has responded to competitive pressures with lower priced products, and
(ii) a sequential decline in dial around revenues.

     Network Costs. The Company is in the process of expanding its network in order to facilitate the on-net migration of traffic that is currently being carried by third parties. This will result in an increase in recurring fixed costs associated with the network which the Company anticipates will be offset by reductions in third party costs for switch services. However, the Company may experience a temporary increase in overall network costs as additional fixed costs are incurred in anticipation of the migration of traffic.

     Integration of the Companies. The Merger involves the integration of two companies that have previously operated independently and there can be no assurance that the Company will not encounter significant difficulties in integrating the respective operations of EXCEL and Telco including, but not limited to, integrating, documenting, and operating certain software systems; retaining key employees; and integrating other operational functions, or that the benefits expected from such integration will be realized. These benefits include the migration of EXCEL traffic from third parties to the Telco network, the expansion of commercial products to be sold by the IRs with the assistance of Telco's commercial sales force, reduced capital spending and reductions in various general and administrative expenses.

     Increased Customer Acquisitions. During the fourth quarter of 1997, the Company observed an increase in its acquisition of new customers through its network marketing channel. In connection with the Company's IR marketing plan, an upfront customer acquisition commission is typically paid before a customer has generated material usage revenue. In a period of customer growth, commissions paid for new customers can exceed the corresponding profit generated by the additional revenue in the current period and thus reduce net income.

     Expansion of Commercial Sales. The Company intends to continue to grow its level of commercial sales. As a result, the Company expects to see an increase in its commercial revenues as a percentage of total revenues. Since commercial products tend to generally yield a lower rate per minute, the Company could experience a decrease in its overall revenue per minute and a decline in operating margins.

     Year 2000 Issue. The Year 2000 issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by the Company's software and hardware or that of government entities, service providers, vendors and customers. In response to the Year 2000 issue, the Company has developed a plan to assess the Company's Year 2000 risk and is in the process of performing its review. The Company anticipates that certain software will require replacement or modification. Based on the Company's review to date, it does not expect the cost of software replacement or modification to be material to its financial position or results of operations.

Results of Operations

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     Revenues. Total revenues increased 7.1% to $1.5 billion for the year ended December 31, 1997 from $1.4 billion for the year ended December 31, 1996. Communication services revenues increased 18.2% to $1.3 billion for the year ended December 31, 1997 from $1.1 billion for the year ended December 31, 1996 primarily due to an increase in long distance minutes of usage by subscribers. Long distance minutes of usage increased 25.4% to 7.9 billion minutes for the year ended December 31, 1997 from 6.3 billion minutes for the year ended December 31, 1996 primarily due to the inclusion of Telco's minutes beginning October 15, 1997. Long distance revenues per minute of usage decreased by 5.1% to 16.6 cents per minute for the year ended December 31, 1997 from 17.5 cents per minute for the year ended December 31, 1996. This decrease in revenue per minute of usage is due primarily to the inclusion of Telco's commercial and wholesale minutes which yield a lower revenue per minute than residential minutes. Included in communication services revenue for the year ended December 31, 1997 is net paging revenue of $24.6 million.

     Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, decreased 53.5% to $121.3 million for the year ended December 31, 1997 from $260.7 million for the year ended December 31, 1996, primarily due to a decrease in the number of applications received from new IRs.

     Operating Expenses. Communication charges increased 20.1% to $716.8 million for the year ended December 31, 1997 from $596.6 million for the year ended December 31, 1996. Communication charges were 8.9 cents per minute for the year ended December 31, 1997 compared to 9.5 cents per minute for the year ended December 31, 1996. As a percentage of communication services revenues, communication charges were 53.8% for the year ended December 31, 1997 compared to 54.7% for the year ended December 31, 1996. This decrease in communication charges as a percentage of communication services revenues primarily relates to the reduction in per minute rates from the Company's long distance carriers, resulting from migrating long distance traffic from Frontier to WorldCom, MCI and IXC Long Distance.

     Depreciation and amortization increased from $6.9 million for the year ended December 31, 1996 to $23.7 million for the year ended December 31, 1997 primarily due to amortization of goodwill resulting from the Merger and an increase in depreciation resulting from assets acquired in the Merger.

     Selling, general and administrative expenses decreased 4.9% to $504.4 million for the year ended December 31, 1997 from $530.3 million for the year ended December 31, 1996. Selling expenses, which include commissions paid to IRs, the costs of providing training, and other administrative support services to IRs, and since the Merger, salaries and commissions paid to CSD sales representatives in addition to direct mail advertising costs, decreased from $362.4 million for the year ended December 31, 1996 to $278.0 million for the year ended December 31, 1997, primarily due to a decrease in the number of IRs. General and administrative expenses increased from $167.9 million for the year ended December 31, 1996 to $226.4 million for the year ended December 31, 1997. This increase primarily relates to the inclusion of Telco's operating results after October 14, 1997. As a percentage of communication services revenues, selling, general and administrative expenses were 37.8% for the year ended December 31, 1997 compared to 48.6% for the year ended December 31, 1996.

     Included in the Company's operating expenses for the year ended December 31, 1997 is $64.6 million in non-recurring charges primarily related to the consolidation and integration of Telco. (See "Non-Recurring Charges" and Note 4 to the Consolidated Financial Statements.)

     Operating income before non-recurring charges decreased 3.7% to $209.5 million for the year ended December 31, 1997 from $217.5 million for the year ended December 31, 1996. As a percentage of communication services revenues, operating income before non-recurring charges was 15.7% and 19.9% for the years ended December 31, 1997 and 1996, respectively.

     The Company's interest expense increased to $8.6 million for the year ended December 31, 1997 from $261,000 for the year ended December 31, 1996. The increase in interest expense results primarily from the payment of interest on debt incurred to fund the acquisition of Telco on October 14, 1997.

     Other  income  (expense)  decreased  to $7.3  million  for the  year  ended
December 31, 1997 from $12.6 million for the year ended December 31, 1996. Included in other income (expense) for the year ended December 31, 1996 is approximately $6.2 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, interest income increased from $6.5 million for the year ended December 31, 1996 to $7.3 million for the year ended December 31, 1997. The increase in interest income was primarily due to additional interest income generated by the investment of cash received from operations and the net proceeds received from the sale of the Company's common stock in the IPO in May 1996 offset by cash used to fund the repurchase of the Company's common stock.

     Included in the Company's net income of $22.7 million for the year ended December 31, 1997 is a one-time charge of $65.2 million, net of income taxes, ($0.56 per share) in the first quarter to reflect the change in accounting for subscriber acquisition costs. The Company had net income of $144.4 million for the year ended December 31, 1996. On a pro forma basis, the Company's net income for the year ended December 31, 1996 would have been $121.8 million ($1.14 per share) if this accounting change had been retroactively applied.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

     Revenues. Total revenues increased 176% to $1.4 billion for the year ended December 31, 1996 from $506.7 million for the year ended December 31, 1995. The increase in revenues was primarily due to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs and ACs. Communication services revenues increased 203% to $1.1 billion for the year ended December 31, 1996 from $363.3 million for the year ended December 31, 1995. Long distance minutes of usage increased 200% to 6.3 billion minutes for the year ended December 31, 1996 from 2.1 billion minutes for the year ended December 31, 1995.

     Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, increased 82% to $260.7 million for the year ended December 31, 1996 from $143.4 million for the year ended December 31, 1995. These revenues increased primarily due to the growth in applications from new IRs.

     The Company experienced operational difficulties late in the second quarter of 1996 due to the failure of Frontier to add the network capacity needed to handle the Company's growth in its subscriber base and related long distance traffic. The Company believes that the blockage experienced in several states as a result of the network capacity problems resulted in a slowdown in marketing activities, the loss of subscribers, and reduced calling activity during the third quarter. By the end of the third quarter, 90% of the 1-plus traffic had been migrated to the networks of new carriers. However, the magnitude of migrating more than 4 million subscribers across approximately 900 LECs to three new networks created some disruption in the flow of data between the LECs, the underlying carriers, and EXCEL. These migration difficulties continued to impact subscriber attrition and call volume in the fourth quarter of 1996. Additionally, the amount of time and management resources required to meet the aggressive schedule for the network migration conflicted with programming requirements related to new marketing positions which were introduced in September 1996 at the Company's annual IR convention. The extensive amount of programming resources needed for the new marketing positions caused some delay in the processing of transactions involving the IRs which in turn negatively affected IR morale. As a result, the number of applications received from IRs decreased in the fourth quarter of 1996 from the third quarter of 1996.

     Operating Expenses. Communication charges increased 184% to $596.6 million for the year ended December 31, 1996 from $210.0 million for the year ended December 31, 1995. Communication charges were 9.5 cents per minute for the year ended December 31, 1996 compared to 10.0 cents per minute for the year ended December 31, 1995. As a percentage of communication services revenues, communication charges were 54.7% for the year ended December 31, 1996 compared to 57.8% for the year ended December 31, 1995. This decrease in communication charges as a percentage of communication services revenues reflects the reduction in rates from Frontier that were implemented from April 1995 through February 1996, and the lower rates associated with migrating long distance traffic to WorldCom, MCI and IXC Long Distance.

     Depreciation and amortization increased 475% from $1.2 million for the year ended December 31, 1995 to $6.9 million for the year ended December 31, 1996. This increase was primarily due to an increase in depreciation on information systems and other assets acquired to support the growth in the business and enhance service to subscribers.

     Selling, general and administrative expenses increased 143% to $530.2 million for the year ended December 31, 1996 from $217.8 million for the year ended December 31, 1995. Selling expenses, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, increased 147% to $362.4 million for the year ended December 31, 1996 from $146.7 million for the year ended December 31, 1995. This increase is primarily due to growth in new IRs. General and administrative expenses increased 136% to $167.9 million for the year ended December 31, 1996 from $71.1 million for the year ended
December 31, 1995. This increase was primarily driven by the growth in the Company's communication operations and was due in part to the cost of building the Company's management team and information systems necessary to support the growth in the business and enhance service to subscribers. As a percentage of communication services revenues, selling, general and administrative expenses were 48.6% for the year ended December 31, 1996 compared to 59.9% for the year ended December 31, 1995.

     Operating income increased 180% to $217.5 million for the year ended December 31, 1996 from $77.7 million for the year ended December 31, 1995. As a percentage of communication services revenues, operating income was 19.9% for the year ended December 31, 1996 compared to 21.4% for the year ended December 31, 1995.

     Included in other income (expense) for the year ended December 31, 1996 is approximately $6.2 million of income related to the Company's 49% investment in a joint venture. For the year ended December 31, 1995, the Company recognized a loss of $6.2 million related to start-up costs incurred by the joint venture. In addition, the Company's interest income increased to $6.5 million for the year ended December 31, 1996 from $467,000 for the year ended December 31, 1995. The increase in interest income was primarily due to additional interest income generated by the investment of cash.

     Income Taxes. The provision for income taxes as a percentage of income before income taxes decreased to 37.2% in 1996 from 37.7% in 1995. The decrease is primarily attributable to lower overall state income tax rates applicable to 1996 consolidated earnings.

Inflation

     Management believes that inflation has not had a material effect on the Company's results of operations.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had cash and cash equivalents of $16.2 million and working capital of $31.6 million. The Company's operating activities provided cash of approximately $130.2 million for the year ended December 31, 1997 and $101.5 million for the year ended December 31, 1996.

     The Company's investing activities have consisted primarily of cash paid in connection with the Telco Merger of $475.6 million, the purchase of franchise agreements of $3.5 million, and property and equipment purchases of $63.7 million for the year ended December 31, 1997. The Company purchased property and equipment totaling $75.5 million for the year ended December 31, 1996.

     Total cash generated from financing activities was $258.8 million and $113.4 million for the years ended December 31, 1997 and 1996, respectively. The increase in cash generated from financing activities for the year ended December 31, 1997 was primarily due to net proceeds received from the issuance of long-term debt in connection with the Merger and net proceeds received from the issuance of additional common stock due to the exercise of stock options. For the year ended December 31, 1996, the Company received net proceeds of approximately $133.9 million for the sale of its common stock in its initial public offering. In addition, other financing activities have consisted of payments of debt and capital lease obligations and the repurchase of the Company's common stock. During the year ended December 31, 1997, the Company made payments on debt and capital lease obligations of $297.7 million and repurchased the Company's common stock for $56.7 million. The Company made payments on debt and capital lease obligations of $479,000 and payments of dividends of approximately $20.0 million during the year ended 1996.

     On October 10, 1997, the Company entered into a new credit facility for borrowings up to $1 billion (the "New Credit Facility"). Borrowings under the New Credit Facility are available for general corporate purposes including acquisitions and are subject to various financial covenants. The interest rate on the New Credit Facility is based on the Company's prevailing debt ratio and ranges on a Eurodollar (LIBOR) option from a spread of 0.625% to 1.75%, and on a Base (Prime) Rate option from a spread of 0% to 0.50%. Total borrowing availability under the New Credit Facility reduces to $800 million on September 30, 2000, and to $500 million on September 30, 2001, and the New Credit Facility expires on September 30, 2002.

     On October 14, 1997, approximately $135.2 million of the Company's cash and cash equivalents was used to fund a portion of the Telco Merger and related costs. Also, on October 14, 1997, the Company made an initial borrowing of approximately $544 million under the New Credit Facility to fund the cash purchase price of the Merger and related costs and expenses and to refinance existing indebtedness of Telco. The initial LIBOR spread and Prime spread were 1.0% and 0%, respectively.

     The Company believes that its existing sources of liquidity and anticipated funds from operations, will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1998.

     Various legal proceedings have arisen against the Company in the ordinary course of business. Information with respect to legal proceedings is set forth in Part I, Item 3. of this Form 10-K.

Regulatory Issues

     On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain requirements and safeguards, the elimination of restrictions on Bell Operating Company ("BOC") and GTE Operating Company ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of new forms of competition in its August 8, 1996 Interconnection Orders, significant aspects of which, including provisions governing the wholesale pricing of local service, were overturned by the U.S. Eighth Circuit Court of Appeals. The U.S. Supreme Court has agreed to hear appeals of this decision, but it is not expected to render a final decision until early 1999. Therefore, it is unknown at this time whether this Eighth Circuit decision will be upheld or what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company may face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may allow it to provide resold local exchange services in several states. As of December 31, 1997, the Company is authorized to provide resold local exchange services in 31 states.

     Various governmental agencies monitor direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its network marketing system is in substantial compliance with laws and regulations of each state relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's operations.

Quarterly Results of Operations

     The following table includes summarized quarterly financial data for each of the four quarters of 1996 and 1997. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                            1996                                          1997
                                       -------------------------------------------------------------------------------------------
                                          First       Second     Third     Fourth      First       Second      Third     Fourth
                                         Quarter     Quarter    Quarter    Quarter    Quarter     Quarter     Quarter    Quarter (1)

                                              (In thousands, except per share and per minute data)
Statement of Operations Data:
Revenues:
  Communication services.............. $ 205,274   $ 271,926   $ 299,623  $ 313,826   $ 303,673   $ 292,926   $ 294,430   $ 442,072
  Marketing services(2)...............    75,516      73,439      67,036     44,662      27,694      37,648      30,892      25,017
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Total revenues........................   280,790     345,365     366,659    358,488     331,367     330,574     325,322     467,089
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Communication.......................   113,514     151,421     162,299    169,364     165,246     157,239     153,061     241,235
  Depreciation and amortization.......       607       1,179       1,911      3,183       3,561       4,369       4,710      11,036
  Selling, general and administrative.   113,274     136,123     142,295    138,603     108,790     111,712     116,345     167,574
  Non-recurring charges (3)...........        --          --          --         --          --          --          --      64,637
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Total operating expenses..............   227,395     288,723     306,505    311,150     277,597     273,320     274,116     484,482
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Operating income (loss)...............    53,395      56,642      60,154     47,338      53,770      57,254      51,206     (17,393)
Interest expense......................       (52)        (79)       (117)       (13)        (21)        (11)        (11)     (8,508)
Other income (expense)................     1,544       4,683       4,291      2,129       2,136       2,050       2,153         962
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes.....    54,887      61,246      64,328     49,454      55,885      59,293      53,348     (24,939)
Provision (benefit) for income taxes..    20,901      22,826      23,401     18,360      20,789      22,294      20,059      (7,481)
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Income (loss) before cumulative effect
 of change in accounting principle....    33,986      38,420      40,927     31,094      35,096      36,999      33,289     (17,458)
Cumulative effect of change in
 accounting principle, net of
 income taxes (4).....................        --          --          --         --      65,214          --          --          --
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Net income (loss)..................... $  33,986   $  38,420   $  40,927  $  31,094   $ (30,118)  $  36,999   $  33,289   $ (17,458)
                                       =========   =========   =========  =========   =========   =========   =========   =========
Diluted net income (loss) per common
 and equivalent share:
Income (loss) per share before
 cumulative effect of change in
 accounting  principle (5)............ $    0.34   $    0.36   $    0.37  $    0.28   $   (0.32)  $    0.34   $    0.31   $   (0.14)
Cumulative effect of change in
 accounting principle, net of
 income taxes (5).....................        --          --          --         --       (0.59)         --          --          --
                                       ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
Diluted net income (loss) per share(5) $    0.34   $    0.36   $    0.37  $    0.28   $   (0.27)  $    0.34   $    0.31   $   (0.14)
                                       =========   =========   =========  =========   =========   =========   =========   =========
Supplemental Operating Data:
Long distance minutes of usage
 (in 000's)(6)........................ 1,227,713   1,554,057   1,679,957  1,809,476   1,718,485   1,584,816   1,694,600   2,904,289
Weighted average long distance revenue
 per minute of usage(7)............... $   0.167   $   0.175   $   0.178  $   0.174   $   0.176   $   0.182   $   0.172   $   0.149
Weighted average communication charges
  per minute of usage(8).............. $   0.092   $   0.097   $   0.097  $   0.094   $   0.096   $   0.096   $   0.089   $   0.082


(1)  On October 14,  1997,  the  Company  completed  its merger with Telco.  The
     Merger was accounted for as a purchase; accordingly, the operating results for Telco are included in the Company's operating results after October 14, 1997, the effective date of the Merger. See Note 3 to the Consolidated
     Financial Statements.
(2) Revenues from marketing services include the effect of deferring a portion of the cash received during each period and amortizing the deferred revenues over 12 months. See Note 1 to the Consolidated
     Financial Statements.
(3) Results for 1997 include $64.6 million in non-recurring charges primarily related to the consolidation and integration of Telco. See Note 4 to the Consolidated Financial Statements.
(4) Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. See Note 1, "Marketing Activities," to the Consolidated Financial Statements.
(5) See Note 8 to the Consolidated Financial Statements for an explanation of the number of shares used in computing net income per share.
(6) Long distance minutes of usage represent minutes billable to subscribers during the period.
(7) Weighted average long distance revenue per minute of usage equals revenues for all long distance phone services divided by the aggregate minutes of usage.
(8) Weighted average communication charges per minute of usage equals the cost of all long distance phone services sold to the Company's subscribers divided by the aggregate minutes of usage.

                           EXCEL COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item 8.   Financial Statements and Supplementary Data


Report of Independent Public Accountants...........................      28

Consolidated Balance Sheets........................................      29

Consolidated Statements of Operations..............................      30

Consolidated Statements of Stockholders' Equity....................      31

Consolidated Statements of Cash Flows..............................      32

Notes to Consolidated Financial Statements.........................      33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of EXCEL Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of EXCEL Communications, Inc. (a Delaware corporation) and subsidiaries (the ''Company'') as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs.


Dallas, Texas
January 26, 1998                                            ARTHUR ANDERSEN LLP

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                 December 31,
                                                                                        ---------------------------
                                                                                           1996            1997
                                      ASSETS                                            ----------     ------------

Current assets:
     Cash and cash equivalents......................................................    $  169,846     $     16,161
     Accounts receivable, net.......................................................       206,309          328,309
     Inventories....................................................................        16,263            3,651
     Deferred income tax asset......................................................         1,897           34,128
     Other current assets...........................................................         2,517           14,217
                                                                                        ----------     ------------
                                                                                           396,832          396,466
                                                                                        ----------     ------------
Property and equipment, net.........................................................        76,912          281,847
                                                                                        ----------     ------------
Deferred subscriber acquisition costs...............................................       104,765               --
                                                                                        ----------     ------------
Goodwill............................................................................            --          943,682
                                                                                        ----------     ------------
Deferred income tax asset...........................................................            --            3,684
                                                                                        ----------     ------------
Other assets........................................................................           655           11,337
                                                                                        ----------     ------------
                                                                                        $  579,164     $  1,637,016
                                                                                        ==========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................................................    $  132,770     $    199,853
     Commissions payable............................................................        22,484           22,265
     Accrued liabilities............................................................        32,112          137,777
     Other current liabilities......................................................            --            4,296
     Current maturities of long-term debt and capital lease obligations.............           239              676
                                                                                        ----------     ------------
                                                                                           187,605          364,867

Long-term debt and capital lease obligations........................................           100          477,292
                                                                                        ----------     ------------
Deferred management services fees and other long-term liabilities...................        25,279           42,150
                                                                                        ----------     ------------
Deferred income taxes payable.......................................................        43,899               --
                                                                                        ----------     ------------
Commitments and contingencies.......................................................            --               --
                                                                                        ----------     ------------
Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
        outstanding.................................................................            --               --
     Common stock, $0.001 par value, 500,000,000 shares authorized, 108,800,000 and
       132,679,709 issued; 108,800,000 and 132,613,909 outstanding..................           109              133
     Additional paid-in capital.....................................................       139,880          548,519
     Unrealized gain on securities available for sale...............................            --               21
     Treasury stock, 65,800 shares at cost..........................................            --             (970)
     Retained earnings..............................................................       182,292          205,004
                                                                                        ----------     ------------
          Total stockholders' equity................................................       322,281          752,707
                                                                                        ----------     ------------
                                                                                        $  579,164     $  1,637,016
                                                                                        ==========     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                         Years Ended December 31,
                                                  -------------------------------------
                                                     1995         1996          1997
Revenues:                                         ----------  -----------   -----------
     Communication services.....................  $  363,301  $ 1,090,649   $ 1,333,101
     Marketing services.........................     143,397      260,653       121,251
                                                  ----------  -----------   -----------
          Total revenues........................     506,698    1,351,302     1,454,352
                                                  ----------  -----------   -----------
Operating expenses:
     Communication..............................     209,995      596,598       716,781
     Depreciation and amortization..............       1,239        6,880        23,676
     Selling, general and administrative........     217,751      530,295       504,421
     Non-recurring charges......................          --           --        64,637
                                                  ----------  -----------   -----------
          Total operating expenses..............     428,985    1,133,773     1,309,515
                                                  ----------  -----------   -----------
          Operating income......................      77,713      217,529       144,837

     Interest expense...........................        (593)        (261)       (8,551)
     Other income (expense).....................      (5,781)      12,647         7,301
                                                  ----------  -----------   -----------
Income before income taxes......................      71,339      229,915       143,587
                                                  ----------  -----------   -----------
     Provision for income taxes.................      26,893       85,488        55,661
                                                  ----------  -----------   -----------

Income before cumulative effect of change in
     accounting principle.......................      44,446      144,427        87,926
Cumulative effect of change in accounting
     principle net of income taxes..............          --           --        65,214
                                                  ----------  -----------   -----------

Net income......................................  $   44,446  $   144,427   $    22,712
                                                  ==========  ===========   ===========

   Basic earnings per share.....................  $     0.46  $      1.38   $      0.20
                                                  ==========  ===========   ===========

Diluted earnings per common and equivalent share:

   Weighted average number of shares and share
     equivalents outstanding....................      97,321      107,247       115,547
                                                  ==========  ===========   ===========

   Income before cumulative effect of change in
     accounting principle.......................  $     0.46  $      1.35   $      0.76

   Cumulative effect of change in accounting
     principle net of income taxes..............          --           --         (0.56)
                                                  ----------  -----------   -----------

   Diluted earnings per share...................  $     0.46  $      1.35   $      0.20
                                                  ==========  ===========   ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                 EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands, except per share data)


                                                                   Unrealized
                                                                     Gain on
                                           Additional              Securities
                                    Common  Paid-in     Unearned    Available           Treasury Retained  Total
                             Shares Stock    Capital  Compensation   for Sale  Shares   Stock   Earnings  Equity

Balance, January 1, 1995...  100,000 $  100 $    345   $    --       $  --     (1,000) $  (13)  $ 13,203 $ 13,635
 Net income................       --     --       --        --          --         --      --     44,446   44,446
 Dividends declared
  ($.202 per share)........       --     --       --        --          --         --      --    (19,784) (19,784)
 Advances to employee
  stock ownership
  plan.....................       --     --       --    (6,000)         --         --      --         --   (6,000)
 Allocation of common
  stock to employees.......       --     --    1,569     3,842          --         --      --         --    5,411
 Cancellation of
  treasury stock...........   (1,000)    (1)     (12)       --          --      1,000      13         --       --
                            -------- ------ --------   -------       -----      -----  ------   -------- --------
Balance, December 31, 1995.   99,000     99    1,902    (2,158)         --         --      --     37,865   37,708
 Net income..............         --     --       --        --          --         --      --    144,427  144,427
 Issuance of common
  shares in public
  offering...............      9,800     10  133,860        --          --         --      --         --  133,870
 Allocation of common
  stock to employees......        --     --    4,118     2,158          --         --      --         --    6,276
                            -------- ------ --------   -------       -----      -----  ------   -------- --------

Balance, December 31, 1996.  108,800    109  139,880        --          --         --      --    182,292  322,281
 Net income................       --     --       --        --          --         --      --     22,712   22,712
 Issuance of common
  stock....................   26,633     27  464,351        --          --         --      --         --  464,378
 Unrealized gain on
  securities available
  for sale.................       --     --       --        --          21         --      --         --       21
 Purchase of treasury
  stock....................       --     --       --        --          --     (2,819)(56,685)        --  (56,685)
 Cancellation of
  treasury stock...........   (2,753)    (3) (55,712)       --          --      2,753  55,715         --       --
                            -------- ------ --------   -------       -----      -----  ------   -------- --------
Balance, December 31, 1997.  132,680 $  133 $548,519   $    --       $  21        (66) $ (970)  $205,004 $752,707
                            ======== ====== ========   =======       =====      =====  ======   ======== ========


     The accompanying notes are an integral part of these consolidated financial statements.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Years Ended December 31,
                                                                        -------------------------------
                                                                           1995       1996       1997
                                                                        ---------  ---------  ---------

Operating activities:
     Net income.......................................................  $  44,446  $ 144,427  $  22,712
     Adjustments to reconcile net income to net cash provided by operating activities:
          Cumulative effect of change in accounting principle.........         --         --     65,214
          Depreciation and amortization...............................      1,239      6,880     23,676
          Non-recurring charges.......................................         --         --     64,637
          ESOP compensation...........................................      5,627      6,276         --
          Loss on disposal of assets..................................         --        224        152
          (Income) losses from joint venture..........................      6,248     (6,248)        --
          Deferred income taxes.......................................     12,759     25,136     (5,063)
          Changes in assets and liabilities:
             Accounts receivable, net.................................    (61,836)  (115,882)     2,616
             Deferred subscriber acquisition costs....................    (51,413)   (36,399)        --
             Accounts payable.........................................     48,813     67,654     47,568
             Commissions payable......................................     16,169      1,598       (219)
             Deferred management services fees and other long-term
               liabilities............................................     15,802      3,988    (23,214)
             Accrued liabilities......................................      8,932     18,290    (68,503)
             Income taxes payable.....................................      2,171     (4,974)    (5,566)
             Inventories and other....................................     (1,996)    (9,446)     6,216
                                                                        ---------  ---------  ---------
          Net cash provided by operating activities...................     46,961    101,524    130,226
                                                                        ---------  ---------  ---------
Investing activities:
     Proceeds from sale of assets ....................................         --         --         47
     Purchase of property and equipment...............................     (7,323)   (75,456)   (63,720)
     Acquisition of Telco, net of cash acquired ......................         --         --   (475,566)
     Purchase of franchise agreement..................................         --         --     (3,514)
     Investment in joint venture......................................     (6,003)        --         --
                                                                        ---------  ---------  ---------
          Net cash used in investing activities.......................    (13,326)   (75,456)  (542,753)
                                                                        ---------  ---------  ---------
Financing activities:
     Payments of debt and capital lease obligations...................     (3,069)      (479)  (297,734)
     Proceeds from issuance of long-term debt.........................         --         --    615,000
     Debt issuance costs..............................................         --         --     (6,330)
     Purchase of treasury stock.......................................         --         --    (56,685)
     Payments of dividends............................................     (3,000)   (20,000)        --
     Advances to employee stock ownership plan........................     (6,000)        --         --
     Equity issuance costs............................................         --         --     (4,644)
     Net proceeds from issuance of common stock.......................         --    133,870      9,235
                                                                        ---------  ---------  ---------
          Net cash (used in) provided by financing activities.........    (12,069)   113,391    258,842
                                                                        ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents..................     21,566    139,459   (153,685)
     Cash and cash equivalents, beginning of period...................      8,821     30,387    169,846
                                                                        ---------  ---------  ---------
     Cash and cash equivalents, end of period.........................  $  30,387  $ 169,846  $  16,161
                                                                        =========  =========  =========
Supplemental disclosure:
     Interest paid during the period..................................  $     593  $     261  $   2,987
     Income taxes paid during the period..............................     13,046     76,323     43,264


     The accompanying notes are an integral part of these consolidated financial statements.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Presentation

     Description of Business and Operations

     EXCEL Communications, Inc., previously New RES, Inc., was incorporated in the state of Delaware in May 1997. EXCEL Communications, Inc. is the parent company of Excelcom, Inc. ("Excelcom"), previously EXCEL Communications, Inc., which was incorporated in the state of Delaware in December 1995. Excelcom's predecessor, EXCEL Telecommunications, Inc., was incorporated in the state of Texas in December 1988. All references to the ''Company'' or ''EXCEL'' refer to EXCEL Communications, Inc. and include its subsidiaries and predecessors. EXCEL is a provider of a variety of communications products and services which include residential long distance service, commercial long distance service, and paging service. The Company's presubscribed residential services are marketed exclusively through a network marketing system of independent representatives ("IRs"). EXCEL markets residential dial around products and services through Dial & SaveSM, Long Distance Wholesale ClubSM and Telco ChoiceSM programs and markets its commercial products and services through IRs and approximately 311 direct sales personnel, 117 sales management personnel, 275 active dealers and 19 telesales agents. The Company completes subscriber calls to all directly dialable locations worldwide.

     On October 14, 1997, EXCEL Communications, Inc., succeeded to the businesses of Excelcom and Telco Communications Group, Inc. ("Telco"), a facilities-based provider of telecommunications services, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Merger"). The Merger creates the fifth largest long distance company in the United States based on the number of presubscribed lines, with pro forma consolidated annualized revenues of approximately $2 billion, 11 billion annualized long distance minutes of usage, 6.0 million customers, and approximately 100,000 network miles of DS-3 capacity. The results of operations for the year ended December 31, 1997 include Telco's financial results after October 14, 1997, the effective date of the Merger. (See Note 3 - "EXCEL and Telco Merger".)

     The Company leases transmission lines from a variety of facilities-based and resale long distance carriers. The Company's contracts with these entities typically have terms ranging from 12 to 60 months. The Company supplements its leased "on-network" capacity with "off-net" services from a variety of resale and facilities-based long distance carriers. In addition, the Company does not have any on-network international network arrangements and exclusively resells the network capacity of other resale and facilities-based long distance carriers to international destinations.

     The Company currently has agreements with Frontier Communications Services, Inc. ("Frontier"), IXC Long Distance, Inc. ("IXC Long Distance"), MCI Telecommunications Corp. ("MCI"), and WorldCom, Inc. ("WorldCom") to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments, while the agreement with Frontier provides that Frontier is to be the exclusive carrier for certain calling card calls and personal 800 service. The Company is currently meeting all minimum commitments under these contracts.

  Marketing Activities

   Marketing services revenues are primarily comprised of receipts for materials and services rendered by EXCEL to IRs and area coordinators ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes a training class and training materials, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses consist of marketing costs and the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, and the costs of the information systems and personnel required to support the Company's operations. Marketing costs include commissions paid to IRs and sales representatives, the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports to IRs, salaries and commissions paid to the Commercial Sales Division ("CSD") sales representatives, and direct mail advertising expenses. Commissions paid to IRs are based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. The Company recognized a one-time charge of $65.2 million, net of income taxes, ($0.56 per share) in the first quarter of 1997 to reflect the change in accounting principle. On a pro forma basis, the Company's net income would have been $121.8 million ($1.14 per share) and $12.4 million ($0.13 per share) for the years ended December 31, 1996 and 1995, respectively, if this accounting change had been retroactively applied.

     Costs incurred in connection with direct mail advertising and marketing commercial long distance products are recognized as expense in the period in which they are incurred.

2.  Summary of Significant Accounting Policies

    Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

    Accounts Receivable

     Accounts receivable are net of allowance for doubtful accounts and anticipated revenue adjustments of approximately $9.0 million and $23.1 million as of December 31, 1996 and 1997, respectively. The Company establishes an allowance for doubtful accounts and anticipated revenue adjustments based upon factors surrounding the credit risk of specific subscribers, historical trends, and other information. During 1997, the Company recorded bad debt expense of approximately 3% of communication services revenues based on current trends and information.

    Long Distance Revenue Recognition

     Revenue is recorded when service is rendered, which is measured when a long distance call is completed and is recorded net of an allowance for certain revenues which the Company estimates will ultimately be refunded, rebated, uncollectible or unbillable.

    Concentrations of Credit Risk

     The Company's subscribers are primarily residential subscribers and are not concentrated in any specific geographic region of the United States. The Company has agreements with local exchange carriers (''LECs''), which provide billing and collection services to the majority of the Company's subscribers. As of December 31, 1996 and 1997, approximately 92% and 70% respectively, of the Company's accounts receivable were due from LECs.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

   Inventories

     Inventory consists primarily of pagers held for resale and sales aids, which include marketing materials and promotional items and is valued at the lower of cost (determined on a first-in, first-out basis) or market.

   Property and Equipment

     Property and equipment, including items financed through capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                                              Estimated
            Asset Classification             Useful Life
            ---------------------            -----------

            Buildings.......................   30 years
            Furniture and equipment.........   3-5 years
            Information systems software....   5 years
            Information systems hardware....   5 years
            Network equipment...............   5-35 years
            Leasehold improvements..........   Life of lease



   Long-Lived Assets, Identifiable Intangibles and Goodwill

     The Company has recorded goodwill and certain identifiable intangibles in connection with the Merger. These assets are amortized over periods ranging from 5 to 40 years. The Company reviews long-lived assets, certain identifiable intangibles, and goodwill pertaining to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No impairment loss has been recorded in 1995, 1996 or 1997.

   Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, ''Accounting for Income Taxes'' which requires that deferred income tax expenses be provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted tax laws.

   Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

   Prior Year Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

   Stock Based Compensation

     The Company, as permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123.

3.  EXCEL and Telco Merger

     On October 14, 1997, New RES, Inc., a Delaware corporation and newly formed holding company, now EXCEL Communications, Inc., ("Holdings"), succeeded to the businesses of Excelcom, previously EXCEL Communications, Inc., and Telco, as a result of mergers of wholly-owned subsidiaries with and into Excelcom and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997. At the closing of the Merger on October 14, 1997: (i) Excelcom and Telco became wholly-owned subsidiaries of Holdings; (ii) each outstanding share of Excelcom common stock converted into the right to receive one share of common stock of Holdings; (iii) each outstanding share of Telco common stock converted into the right to receive 0.7595 shares of common stock of Holdings and $15.00 in cash;
(iv) except for certain options, each then outstanding and unexercised option to acquire one share of Telco common stock was assumed by Holdings and converted into an option to acquire 1.5190 shares of Holdings common stock, and the exercise price per share with respect to each such assumed option was adjusted to equal the exercise price under the original option divided by 1.5190; (v) each then outstanding and unexercised option to acquire one share of Excelcom common stock was assumed by Holdings and converted into an option to acquire one share of Holdings common stock, and the exercise price per share was unchanged;
(vi) the name of EXCEL Communications,  Inc. was changed to Excelcom,  Inc.; and
(vii) the name of Holdings was changed to EXCEL Communications, Inc. Consideration for the Merger consisted of $666.2 million in cash (including $164.5 million of Telco debt assumed and paid by EXCEL) and 25,376,506 shares of common stock, $.001 par value, of the Company ("Company Common Stock").

     On October 14, 1997, Holdings made an initial borrowing of approximately $544 million under the New Credit Facility to fund the cash purchase price of the Merger and related costs and expenses and to refinance existing indebtedness of Telco. The initial LIBOR spread and Prime spread were 1.0% and 0%, respectively. (See Note 5 - "Long-Term Debt and Capital Lease Obligations".)

     The merger of Telco into Holdings has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with generally accepted accounting principles, and the merger of EXCEL into Holdings has been accounted for as a reorganization. The results of operations for the year ended December 31, 1997 include Telco's financial results after October 14, 1997, the effective date of the Merger. In connection with the purchase accounting, EXCEL recorded certain known liabilities related to costs required to exit activities of Telco and payments to be made under a severance plan. These included exit costs of $36.8 million and severance payments of $2.8 million. Management is currently integrating the two organizations and expects to complete the process by the end of the second quarter of 1998.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     The merger with Telco resulted in the recognition of goodwill of $906.6 million which is being amortized straight-line over a period of 40 years. The following unaudited financial information represents the Company's results of operations on a pro forma basis as if the Merger had occurred on January 1, 1996 (dollars in thousands, except per share data):

                                                               Pro Forma
                                                        Years Ended December 31,
                                                      --------------------------
                                                         1996            1997
                                                      -----------    -----------
 Total revenues...................................... $ 1,802,900    $ 1,897,540
                                                      ===========    ===========
 Net income before cumulative effect of change in
    accounting principle (1)......................... $   120,691    $    94,067
                                                      ===========    ===========

 Net income (1)...................................... $   120,691    $    28,853
                                                      ===========    ===========

 Net income per share before cumulative effect of
    change in accounting principle (1)............... $     0.90     $      0.69
                                                      ===========    ===========

 Net income per share (1)............................ $     0.90     $      0.21
                                                      ===========    ===========

     (1) Excludes non-recurring charges of $64.6 million in 1997. See Note 4 to the Consolidated Financial Statements.

     These pro forma amounts represent the historical operating results of EXCEL and Telco combined with appropriate adjustments which give effect to incremental goodwill amortization and interest expense incurred in connection with the Merger. These pro forma amounts do not give effect to any potential cost savings or synergies that could result from the Merger. The pro forma data are not intended to be indicative of actual results had the Merger occurred on January 1, 1996 nor do they indicate results which may be achieved in the future.

     In conjunction with the Merger on October 14, 1997, net cash paid was as follows (dollars in thousands):

     Assets acquired............................       $ 1,332,102
     Liabilities assumed........................          (365,405)
     Common stock issued........................          (465,515)
                                                       -----------
        Cash paid...............................           501,182
     Less cash acquired.........................           (25,616)
                                                       -----------
        Net cash paid...........................       $   475,566
                                                       ===========

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

4.  Non-Recurring Charges

     During the fourth quarter of 1997, primarily as a result of the Merger, the Company initiated plans to reorganize and restructure its management and operational organization and facilities to eliminate duplicate facilities, abandon certain projects and activities, and to take further advantage of the synergies available to the combined entities. Accordingly, the Company charged to operations the estimated costs of such reorganization and restructuring activities in addition to certain legal expenses, vendor disputes, and other charges. These costs amount to $64.6 million and are included in non-recurring charges in the Company's Consolidated Statement of Operations.

     The following table reflects the components of the significant items included in non-recurring charges for the year ended December 31, 1997 (amounts in thousands):

                                                                Year Ended
                                                             December 31, 1997
                                                            -------------------

  Reduction in carrying value of certain assets..........        $ 47,678
  Costs to exit unfavorable contracts....................           5,559
  Legal expenses, vendor disputes and other charges......          11,400
                                                                 --------
       Non-recurring charges.............................        $ 64,637
                                                                 ========

5.   Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following at December 31, 1996 and 1997 (in thousands):

                                               December 31,
                                        -------------------------
                                            1996         1997
                                        -----------  ------------
  Capital lease obligations.............   $ 339      $   2,968
  Revolving credit facility.............      --        475,000
  Less current maturities...............    (239)          (676)
                                           -----      ---------
                                           $ 100      $ 477,292
                                           =====      =========

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

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

6.   Property and Equipment

     Property and equipment consisted of the following at December 31, 1996 and 1997 (in thousands):

                                                             December 31,
                                                        ---------------------
                                                           1996         1997
                                                        --------    ---------
     Land.............................................  $  5,067    $   5,067
     Buildings........................................    16,506       18,465
     Furniture and equipment..........................    28,074       42,781
     Information systems software.....................    17,585       11,977
     Information systems hardware.....................    15,480       19,815
     Leasehold improvements...........................     2,871        8,491
     Network equipment................................        --      185,423
     Network facilities under development.............        --       25,195
                                                        --------    ---------
        Total.........................................    85,583      317,214
     Less-Accumulated depreciation and amortization...    (8,671)     (35,367)
                                                        --------    ---------
     Net property and equipment.......................  $ 76,912    $ 281,847
                                                        ========    =========

7.   Income Taxes

     The components of the provision for income taxes are as follows for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                  Years Ended December 31,
                                           ------------------------------------
                                             1995           1996        1997
                                           ---------     ---------    ---------
  Current income tax expense:
     Federal.........................      $  13,322     $  56,731    $  54,106
     State...........................            812         3,621        6,618
                                           ---------     ---------    ---------
                                           $  14,134     $  60,352    $  60,724
                                           ---------     ---------    ---------
  Deferred income tax expense:
     Federal.........................      $  12,110     $  23,650    $  (4,606)
     State...........................            649         1,486         (457)
                                           ---------     ---------    ---------
                                           $  12,759     $  25,136    $  (5,063)
                                           ---------     ---------    ---------

  Provision for income taxes.........      $  26,893     $  85,488    $  55,661
                                           =========     =========    =========

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     Temporary differences which give rise to the net deferred income tax (liability) asset at December 31, 1996 and 1997 are as follows (in thousands):

                                                             December 31,
                                                        ----------------------
                                                          1996          1997
                                                        --------     ---------
Deferred income tax assets:
   Accounts receivable................................. $  1,558     $      --
   Inventory...........................................       --           205
   Deferred management services fees...................       --         5,314
   Accrued liabilities.................................       --        44,948
   Other...............................................      624         2,695
                                                        --------     ---------
                                                           2,182        53,162
Deferred income tax liabilities:
   Accounts receivable.................................       --        (2,729)
   Depreciation........................................   (4,193)       (2,249)
   Deferred subscriber acquisition costs ..............  (38,144)           --
   Other...............................................   (1,847)      (10,372)
                                                        --------     ---------
                                                         (44,184)      (15,350)
                                                        --------     ---------
Net deferred tax (liability) asset.....................  (42,002)       37,812
Less-Net current deferred income tax asset.............   (1,897)      (34,128)
                                                        --------     ---------
Net long-term deferred income tax (liability) asset.... $(43,899)    $   3,684
                                                        ========     =========

     The recognition of the deferred tax asset related to deferred management service fees reflects the cumulative effect of a change in accounting method for income tax purposes for management service fees. The cumulative effect of the change from the cash method to the accrual method is being taken into account over six years beginning in 1996 for income tax return purposes.

     The provision for income taxes was different than the amount computed using the statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                  Years Ended December 31,
                                               -------------------------------
                                                 1995       1996        1997
                                               --------   --------    --------
          Tax computed at statutory rate.....  $ 24,969   $ 80,470    $ 50,255
          State income taxes and other.......     1,924      5,018       5,406
                                               --------   --------    --------
             Provision for income taxes......  $ 26,893   $ 85,488    $ 55,661
                                               ========   ========    ========

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

8.   Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective December 15, 1997. SFAS No. 128 requires the calculation of basic earnings per common share, which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted earnings per common share, which is computed using the weighted average number of shares of common stock and common stock equivalents. Basic earnings per share are computed as follows:

                                                       Years Ended December 31,
                                                     ---------------------------
                                                       1995      1996     1997
                                                     --------  -------- --------
Basic:
Net income...........................................$ 44,446  $144,427 $ 22,712
Weighted average shares of common stock outstanding..  99,000   105,346  113,376
Unallocated employee stock plan shares...............  (2,040)     (540)      --
                                                     --------  -------- --------
Adjusted weighted average shares of common stock
   outstanding.......................................  96,960   104,806  113,376
                                                     --------  -------- --------
Basic earnings per share.............................$   0.46   $  1.38  $  0.20
                                                     ========  ======== ========

     Diluted earnings per share is based on the weighted average number of shares of common stock outstanding. The weighted average shares outstanding include common stock equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan. Diluted earnings per share are computed as follows:

                                                      Years Ended December 31,
                                                     ---------------------------
                                                      1995      1996      1997
                                                     ------- ---------  --------
Diluted:
Net income...........................................$44,446 $ 144,427  $ 22,712
Adjustment of shares outstanding:
Weighted average shares of common stock outstanding.. 99,000   105,346   113,376
Unallocated employee stock plan shares............... (2,040)     (540)       --
                                                     ------- ---------  --------
Adjusted weighted average shares of common stock
   outstanding....................................... 96,960   104,806   113,376
Shares of common stock issuable upon the assumed
   exercise of stock options.........................    361     2,441     2,171
                                                     ------- ---------  --------
Adjusted shares of common stock and common stock
    equivalents for computation...................... 97,321   107,247   115,547
                                                     ------- ---------  --------
Diluted earnings per share...........................$  0.46 $    1.35  $   0.20
                                                     ======= =========  ========

     In 1995 and 1996, the weighted average shares outstanding excluded employee stock ownership plan shares that had not been released to employees at the end of the period.

9.   Stockholders' Equity

     Effective January 1, 1996, the Company issued 99,000,000 shares of its common stock to stockholders at a conversion rate of 1,000 shares of newly issued common stock for each share of common stock previously held. These new shares were issued pursuant to a reorganization, which included a statutory merger whereby the Company was formed as a holding company. In addition, 500,000,000 shares were authorized. All common stock and per share amounts in the Company's Consolidated Financial Statements have been adjusted retroactively to give effect to the stock conversion and the change in authorized shares. In May 1996, the Company sold 9,800,000 shares of its common stock at $15.00 per share, which resulted in 108,800,000 shares outstanding and net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering. In connection with the Merger, the company issued 25,376,506 shares of common stock, $.001 par value, to Telco stockholders.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company also has 10,000,000 shares of preferred stock authorized, which can be issued in one or more series with fixed designations, relative powers, preferences, rights, qualifications, limitations, and restrictions of all shares of each series, including without limitation, dividend rates, preemptive rights, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences, and the number of shares constituting each such series, without any further vote or action by the stockholders.

     In June 1997, the Company's Board of Directors approved a plan to repurchase up to 10,000,000 shares of its common stock in the open market or through privately negotiated transactions. This plan was terminated upon effectiveness of the Merger and the treasury stock was retired. Repurchases under this plan totaled 2,752,672 shares at a cost of $55.7 million. In December 1997, the Company's Board of Directors approved a new plan to repurchase up to 10,000,000 shares of its common stock in the open market or through privately negotiated transactions. Repurchases under this plan totaled 65,800 shares at a cost of approximately $970,000 through December 31, 1997.

10.   Commitments and Contingencies

     The Company leases certain office equipment and office space under operating leases. Total expense for the years ended December 31, 1995, 1996 and 1997 was approximately $1.1 million, $6.6 million, and $11.1 million, respectively.

     Future minimum rents due under operating leases with initial or remaining terms greater than 12 months as of December 31, 1997 are as follows (in thousands):

            1998.........................  $ 14,362
            1999.........................    12,216
            2000.........................    11,683
            2001.........................     9,518
            2002.........................     6,665
            Thereafter...................     6,981

Litigation, Claims and Assessments

     On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, EXCEL Communications Marketing, Inc., and EXCEL Telecommunications, Inc. alleging past and continued infringement of a single patent without specifying the amount of damages. The Court granted summary judgment in favor of Excel on March 27, 1998. The Court held that the claims being asserted against Excel were unpatentable under U.S. patent laws. The Company expects AT&T to appeal this decision.

Legislative and Regulatory Matters

     On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain preconditions and safeguards for the BOCs, the elimination of restrictions on Bell Operating Company ("BOC") and GTE Operating Company ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of new forms of competition in its August 8, 1996 Interconnection Orders, significant aspects of which, including provisions governing the wholesale pricing of local service, were overturned by the U.S. Eighth Circuit Court of Appeals. The U.S. Supreme Court has agreed to hear appeals of this decision, but it is not expected by the Company to render a final decision until early 1999. Therefore, it is unknown at this time whether this Eighth Circuit decision will be upheld or what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company may face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of December 31, 1997, the Company is authorized to provide resold local exchange services in 31 states.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     Various governmental agencies monitor direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its network marketing system is in substantial compliance with laws and regulations of each state relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's operations.

11.   Employee Benefit Plans

     The Company and its subsidiaries offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401 (k) of the Internal Revenue Code. Generally each employee may contribute on a tax deferred basis up to 15% of their gross salary into the plan. The Company's contribution is to be determined annually by the Board of Directors. Company contributions to the plan for the years ended December 31, 1995, 1996, and 1997 were not significant.

     Effective January 1, 1995, the Company amended the 401(k) plan to incorporate an Employee Stock Ownership Plan ("ESOP") for substantially all employees of EXCEL. On November 1, 1995, the ESOP borrowed $6.0 million from the Company to purchase 3,000,000 shares of common stock. The shares were held in a trust and were allocated to employees' accounts in the ESOP during the same calendar year in which debt repayments were made. The Company recognized compensation expense related to the ESOP of $5.6 million and $6.3 million for the years ended December 31, 1995 and 1996, respectively. During 1995, 1,707,000 shares were released and allocated to ESOP participants. The remaining 1,293,000 shares were allocated to ESOP participants in 1996.

     The Company has various stock option plans which permit the issuance of either incentive stock options or non-statutory options to selected employees, directors, and consultants to the Company and its affiliates. The plan reserves 4,400,000 shares of common stock for grant. These options vest over a three to six year period and expire ten years from the date of grant. As of December 31, 1997, 3,270,000 shares remain available for future option grants and 2,279,731 outstanding options are vested or exercisable.

     As permitted by SFAS No. 123, the Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock based compensation plans been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123, the Company's pro forma net income for the year ended December 31, 1997 would have been $22.1 million and diluted and basic earnings per share would have been $0.19 and $0.20, respectively, for the same period. The reduction in the Company's 1996 and 1995 net income and earnings per share would have been insignificant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted under this model was $7.75 per option for the year ended December 31, 1997 based on the following assumptions: no expected dividends, risk free interest rate of 6.39%, expected life of six years, and the expected volatility of 28.96%.

                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     A summary of stock option activity for the three years ended December 31, 1997 is as follows:
                                                             Weighted Average
                                                  Number of   Exercise Price
                                                   Options      per Share
                                                 ----------      -------

          Outstanding, December 31, 1994.......          --         N/A
             Granted...........................   4,893,075      $ 4.50
             Exercised.........................          --         N/A
             Canceled..........................          --         N/A
                                                 ----------
          Outstanding, December 31, 1995.......   4,893,075      $ 4.50
             Granted...........................     332,750      $15.33
             Exercised.........................          --         N/A
             Canceled..........................    (133,850)     $ 5.33
                                                 ----------
          Outstanding, December 31, 1996.......   5,091,975      $ 5.19
             Granted...........................   1,946,070      $19.97
             Granted in connection with the
               merger..........................   4,911,606      $ 9.27
             Exercised.........................  (1,255,909)     $ 4.18
             Canceled..........................    (646,290)     $ 7.72
                                                 ----------
          Outstanding, December 31, 1997.......  10,047,452      $10.08
                                                 ==========


     The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 1997:

                Options Outstanding                                Options Exercisable
----------------------------------------------------------    -----------------------------
                               Weighted        Weighted                        Weighted
  Exercise        Number        Average         Average          Number         Average
Price Ranges    Outstanding Remaining Life  Exercise Price    Exercisable    Exercise Price
-------------   ----------- --------------  --------------    -----------       -------
$   0.44-4.96     5,335,083       7.8          $  4.19         1,933,443        $  3.57
$  9.22-10.95       941,926       8.6          $  9.73           222,946        $  9.32
$ 11.03-15.00     1,509,792       9.1          $ 13.18           115,875        $ 11.73
$ 17.94-24.00     2,260,651       9.6          $ 22.04             7,467        $ 21.25
                 ----------                                    ---------
$  0.44-24.00    10,047,452       8.5          $ 10.08         2,279,731        $  4.60
                 ==========                                    =========

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required by Item 10 appears in and is incorporated by reference herein from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the ''Proxy Statement'').


Item 11.   Executive Compensation

     The information required by Item 11 appears in and is incorporated by reference herein from the Company's Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 appears in and is incorporated by reference herein from the Company's Proxy Statement.


Item 13.   Certain Relationships and Related Transactions

     The information required by Item 13 appears in and is incorporated by reference herein from the Company's Proxy Statement.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as a part of this Annual Report on Form 10-K:

     (1) The consolidated financial statements of EXCEL and supplementary financial information filed as part of this report are included in
          Part II, Item 8. of this Annual Report on Form 10-K.

     (2) All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements included in Part II, Item 8. of this Annual Report on Form 10-K:

          Report of Independent Public Accountants on Financial Schedule

          Schedule II-Valuation and Qualifying Accounts

     (3)  Exhibits

     The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits on page E-1 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

     (1) Current report on Form 8-K dated October 14, 1997, regarding the completion of the acquisition of Telco Communications Group, Inc.

     (2) Current report on Form 8-K dated October 24, 1997, regarding the settlement of the Wood Litigation.

     (3) Current report on Form 8-K dated December 17, 1997, regarding the resignation of Donald A. Burns and Henry G. Luken, III from the board of directors.

(c) Exhibits

    Refer to Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EXCEL Communications, Inc.

                                           /s/ Kenny A. Troutt
                                        By:----------------------------
                                           Kenny A. Troutt
                                           Chief Executive Officer
                                           Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 27, 1998 on behalf of the registrant and in the capacities indicated.

/s/    Kenny A. Troutt
------------------------------------
Kenny A. Troutt
Chief Executive Officer, Chairman of
  the Board and Director
(Principal Executive Officer)


/s/   John J. McLaine
------------------------------------
John J. McLaine
President, Chief Operating Officer,
and Director


/s/   Nicholas A. Merrick
------------------------------------
Nicholas A. Merrick
Executive Vice President
 and Chief Financial Officer
(Principal Financial Officer)
(from October 15, 1997 - present)


/s/   Craig E. Holmes
------------------------------------
Craig E. Holmes
Vice President and
 Chief Accounting Officer
(Principal Accounting Officer)


/s/   Stephen R. Smith
------------------------------------
Stephen R. Smith
Executive Vice President
  of Marketing-Emeritus and Director


/s/   Ronald A. McDougall
------------------------------------
Ronald A. McDougall
Director


/s/   T. Allan McArtor
------------------------------------
T. Allan McArtor
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of EXCEL Communications, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EXCEL Communications, Inc. (a Delaware corporation) and subsidiaries (the ''Company'') included in this Form 10-K and have issued our report thereon dated January 26, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, which is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Dallas, Texas
January 26, 1998                                             ARTHUR ANDERSEN LLP


                   EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                             Balance at    Charged to                    Balance at
                                              Beginning    Costs and                       End of
                    Description               of Period     Expenses    Deductions(a)      Period
--------------------------------------------  ---------    ----------   ------------     ----------

Allowance for doubtful accounts and revenue
   adjustments:
     December 31, 1995.......................     1,700        13,871        9,690          5,881
     December 31, 1996.......................     5,881        38,798       35,728          8,951
     December 31, 1997.......................     8,951        70,360       56,183         23,128


     (a) Represents amount written off as uncollectible and recoveries of previously reserved amounts.


                               INDEX TO EXHIBITS
                                  (ITEM 14(a))

  Exhibit
    No.                          DESCRIPTION
  -------                        -----------

     2.1 Agreement and Plan of Merger, dated June 5, 1997, by and among EXCEL Communications, Inc., New RES, Inc., T-Sub, Inc., E-Sub, Inc. and Telco Communications Group, Inc. The schedules to the Agreement and Plan of Merger and the appendices thereto have been omitted. Holdings will furnish supplementally to the Commission any of the schedules or appendices upon request (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-35377)

     3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission).

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission).

     4.1 Specimen Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission).

    10.1  Excelcom,  Inc. 1995 Stock Option Plan  (incorporated  by reference to
          Exhibit 4.4. to Excelcom Inc.'s ("Excelcom") Registration Statement on Form S-8, as amended, File No. 333-20061).

    10.2 Excelcom, Inc. 1997 Director Stock Option Plan (incorporated by reference to Exhibit 4.5 to Excelcom's Registration Statement on Form S-8, as amended, File No. 333-20061).

    10.3  Excelcom,   Inc.  Director  Stock  Option  Agreement  with  Ronald  A.
          McDougall (incorporated by reference to Exhibit 4.6 to Excelcom's Registration Statement on Form S-8, as amended, File No. 333-20061).

    10.4 Telco Communications Group, Inc. Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Telco Communications Group Inc.'s ("Telco") Registration Statement on Form S-1, as amended, File No. 333-05857).

    10.5 EXCEL Communications, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, File No. 333-38149).

    10.6  EXCEL   Communications,   Inc.   1997   Director   Stock  Option  Plan
          (incorporated   by   reference   to  Exhibit  4.5  to  the   Company's
          Registration Statement on Form S-8, File No. 333-38149).

    10.7 EXCEL Telecommunications, Inc. Employee Ownership Plan Trust Agreement dated October 1, 1995 (the ''Trust Agreement'') between EXCEL Telecommunications, Inc. and Bank One Texas, N.A. (''Bank One'') as Trustee of the EXCEL Telecommunications, Inc. Employee Ownership Plan (incorporated by reference to Exhibit 10.3 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.8 Amendment to the Trust Agreement dated December 29, 1995 among the Registrant, EXCEL Telecommunications, Inc., and Bank One (incorporated by reference to Exhibit 10.4 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

  Exhibit
    No.                          DESCRIPTION
  -------                        -----------

    10.9 ESOP Loan Agreement dated as of October 1, 1995 by and between EXCEL Telecommunications, Inc. and Bank One (incorporated by reference to
          Exhibit 10.5 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.10 Non-Recourse Promissory Note dated October 1, 1995 payable to EXCEL Telecommunications, Inc. by Bank One in the original principal amount of $6,000,000 (incorporated by reference to Exhibit 10.6 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.11 ESOP Pledge Agreement dated October 1, 1995 by and between EXCEL Telecommunications, Inc. and Bank One (incorporated by reference to
          Exhibit 10.7 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.12 Stock Purchase Agreement dated as of October 1, 1995 among EXCEL Telecommunications, Inc., Bank One, Kenny A. Troutt, and Thomas P. Wittmann (incorporated by reference to Exhibit 10.8 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.13 Second Amended and Restated Service Agreement dated as of January 1, 1996 by and between Switched Services Communications, L.L.C. (''SSC'') and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.9 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076)##.

    10.14 Purchase and Sale Agreement dated as of January 1, 1996 by and among EXCEL Telecommunications, Inc., the Registrant, IXC Long Distance, Inc., SSC, and IXC Carrier, Inc. (incorporated by reference to Exhibit
          10.10 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.15 Pledge Agreement dated January 1, 1996 between IXC Long Distance, Inc. and the Registrant (incorporated by reference to Exhibit 10.11 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.16 Promissory Note dated January 1, 1996 payable to the Registrant by IXC Long Distance, Inc. in the original principal amount of $6,247,500 (incorporated by reference to Exhibit 10.12 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.17 EXCEL Reseller Services Agreement dated February 20, 1995 between Allnet Communication Services, Inc. (''Allnet'') and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.13 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076)##.

    10.18 Amendment No. 1 to EXCEL Reseller Services Agreement dated October 31, 1995 between Allnet and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.14 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076)##.

    10.19 Addendum for Dedicated Services to the EXCEL Reseller Services Agreement between Allnet and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.15 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076)##.

    10.20 Agreement dated May 1, 1989 between EXCEL Telecommunications, Inc. and Stephen R. Smith (incorporated by reference to Exhibit 10.16 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

  Exhibit
    No.                          DESCRIPTION
  -------                        -----------

    10.21 First Amendment of Agreement dated January 8, 1996 between EXCEL Telecommunications, Inc. and Stephen R. Smith (incorporated by reference to Exhibit 10.17 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.22 Commercial Property Contract of Sale dated August 8, 1995 between FM Properties Operating Co. and EXCEL Telecommunications, Inc., as amended (incorporated by reference to Exhibit 10.18 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.23 Standard Form of Agreement between Owner and Contractor/Developer dated November 17, 1995, between EXCEL Telecommunications, Inc. and Wilcox/CMC Addison, Inc. (incorporated by reference to Exhibit 10.19 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.24 Assignment and Assumption of Construction Contract dated December 28, 1995 between EXCEL Telecommunications, Inc. and Registrant (incorporated by reference to Exhibit 10.20 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.25 Office Lease dated October 3, 1991 between State of California Public Employees' Retirement System and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.21 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.26 Lease Amendment dated May 17, 1994 between Stewart Interchange I, Inc., as successor in interest to State of California Public Employees' Retirement System and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.22 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.27 Promissory Note dated April 20, 1995 payable to EXCEL Telecommunications, Inc. by Kenny A. Troutt in the original principal amount of $4,920,000 (incorporated by reference to Exhibit 10.27 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.28 Promissory    Note   dated   April   21,   1995   payable   to   EXCEL
          Telecommunications, Inc. by Thomas P. Wittmann in the original principal amount of $360,000 (incorporated by reference to Exhibit 10. 28 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.29 Promissory Note dated September 29, 1995 payable to EXCEL Telecommunications, Inc. by Kenny A. Troutt in the original principal amount of $720,000 (incorporated by reference to Exhibit 10.29 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.30 EXCEL Communications, Inc. Employee Ownership Plan, as amended and restated effective October 1, 1995 (incorporated by reference to Exhibit 10.30 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.31 Employment Agreement, dated January 1, 1996, between the Registrant and Kenny A. Troutt (incorporated by reference to Exhibit 10.31 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.32 EXCEL   Telecommunications,   Inc.  1996  Management   Incentive  Plan
          (incorporated by reference to Exhibit 10.32 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.33 Form of agreement with independent representatives (form represents front and back of agreement).

  Exhibit
    No.                          DESCRIPTION
  -------                        -----------

    10.34 Form of agreement with area coordinators (form represents front and back of agreement).

    10.35 Reseller Agreement, dated as of March 8, 1996, between EXCEL Telecommunications, Inc. and Page Mart, Inc. (incorporated by reference to Exhibit 10.1 to Excelcom's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.).##

    10.36 Preferred Vendor Status Agreement dated as of January 1, 1996 by and among EXCEL Telecommunications, Inc., IXC Long Distance, Inc., Switched Services Communications, L.L.C., and IXC Carrier, Inc. (incorporated by reference to Exhibit 10.37 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.37 Office Lease Agreement dated February 1, 1996 between Connecticut General Life Insurance Company and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.38 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.38 Amendment No. 2 to EXCEL Reseller Services Agreement dated April 27, 1996 between Allnet and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.39 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

    10.39 Telecommunications Services Agreement, dated May 31, 1996, between WorldCom Network Services, Inc. d/b/a WilTel (''WilTel'') and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.1 to Excelcom's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.40 Program Enrollment Terms, dated May 31, 1996, between WilTel and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit
          10.2 to Excelcom's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).##

    10.41 Amended and Restated Program Enrollment Terms, dated November 24, 1997 between WilTel and EXCEL Telecommunications, Inc.#

    10.42 Service Schedule, dated May 31, 1996, between WilTel and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.3 to Excelcom's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).##

    10.43 Amendment No. 3 to EXCEL Reseller Services Agreement, dated February 20, 1995 and effective April 1, 1995, between Frontier Communications Services, Inc. and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.4 to Excelcom's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.44 Carrier Agreement, dated June 26, 1996, between MCI Telecommunications Corporation and EXCEL Telecommunications, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission).##

    10.45 Underwriting Agreement, dated May 9, 1996, between the Company and Donaldson, Lufkin & Jenrette Securities Corporation, as representative of the several U.S. underwriters and the several international managers for the Company's initial public offering (incorporated by reference to Exhibit 1.1 to Excelcom's Registration Statement on Form S-1, as amended, File No. 333-1076).

  Exhibit
    No.                          DESCRIPTION
  -------                        -----------

    10.46 Form of  Employment  Agreement  between  Donald  A.  Burns  and  Telco
          (incorporated   by  reference   to  Exhibit  10.1  to  the   Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.47 Form of  Employment  Agreement  between  Stephen  G.  Canton and Telco
          (incorporated   by  reference   to  Exhibit  10.2  to  the   Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.48 Form of Employment  Agreement  between  Henry G. Luken,  III and EXCEL
          (incorporated   by  reference   to  Exhibit  10.3  to  the   Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.49 Form of  Employment  Agreement  between  Nicholas A. Merrick and Telco
          (incorporated   by  reference   to  Exhibit  10.4  to  the   Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.50 Form of  Employment  Agreement  between  Bryan K.  Rachlin  and  Telco
          (incorporated   by  reference   to  Exhibit  10.5  to  the   Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.51 Form of  Non-Competition  Agreement  between Donald A. Burns and EXCEL
          (incorporated   by  reference   to  Exhibit  10.6  to  the   Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.52 Form of Non-Competition Agreement between Stephen G. Canton and EXCEL(incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.53 Form of Non-Competition Agreement between Henry G. Luken, III and EXCEL (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.54 Form of Non-Competition Agreement between Nicholas A. Merrick and EXCEL (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, as amended, File No. 333-35377).

    10.55 Form of  Employment  Agreement  between  Bryan K.  Rachlin  and  EXCEL
          (incorporated   by  reference  to  Exhibit   10.10  to  the  Company's
          Registration Statement on Form S-4, as amended, File No. 333-35377) .

    10.56 EXCEL Shareholders Agreement, dated as of June 5, 1997, by and among Telco Communications Group, Inc. and each of the shareholders party thereto (incorporated by reference to Excelcom's Form 8-K, dated June 5, 1997, as filed with the Commission on June 10, 1997).

    10.57 Telco Shareholders Agreement, dated June 5, 1997, by and among EXCEL Communications, Inc. and each of the shareholders party thereto (incorporated by reference to Form 8-K of Telco Communications Group, Inc., dated June 5, 1997, as filed with the Commission on June 10,
          1997).

    10.58 Agreement for Billing Services by Tel Labs, Inc. and Esprit Telecom dated December 29, 1995 (incorporated by reference to Exhibit 10.4 to Telco's Registration Statement on Form S-1, as amended, File No. 333-05857).

  Exhibit
    No.                          DESCRIPTION
  -------                        -----------

    10.59 Service Agreement between IXC Carrier, Inc. and Telco Communications Group, Inc. dated December15, 1995 (incorporated by reference to
          Exhibit 10.17 to Telco's Registration Statement on Form S-1, as amended, File No. 333-05857).

    10.60 Telco Communications Group, Inc. Wholesale Customer Agreement for Special International Pricing with Esprit Telecom dated February 21, 1996 (incorporated by reference to Exhibit 10.18 to Telco's Registration Statement on Form S-1, as amended, File No. 333-05857).

    10.61 Equipment leases between DSC Finance Corporation and Telco Communications Group, Inc. (Master Lease dated January 1, 1994 and Schedules A-P1) (incorporated by reference to Exhibit 10.29 to Telco's Registration Statement on Form S-1, as amended, File No. 333-05857).

    10.62 Carrier Agreement between AT&T Corp. and Telco Communications Group, Inc., dated December 23, 1996 (incorporated by reference to Exhibit
          10.44 to Telco's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-28668).

    10.63 Network Purchase Agreement between Advantis and Telco Network Services, Inc., dated March 11, 1997 (incorporated by reference to
          Exhibit 10.45 to Telco's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-28668).

    10.64 Credit Agreement, dated as of October 10, 1997, by and among EXCEL Communications, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Arranger and Syndication Agent, Bank of America National Trust and Savings Association and Nationsbank of Texas, N.A., as Documentation Agents, and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K, dated October 14, 1997, File No. 001-13433).

    10.65 Deed of Lease Agreement between Bricks in the Stock, Ltd. And Tel Labs, Inc. effective July 1, 1994 (Corporate Office) (incorporated by reference to Exhibit 10.25 to Telco's Registration Statement on Form S-1, as amended, File No. 333-05857).

    10.66 Deed of Lease Agreement between Bricks in the Stock, Ltd. And Tel Labs, Inc. effective March 1, 1995 (Corporate Office) (incorporated by reference to Exhibit 10.26 to Telco's Registration Statement on Form S-1, as amended, File No. 333-05857).

    10.67 Credit Agreement between Telco and Nationsbank of Texas, N.A. as Administrative Lender and Lenders dated December 20, 1996 (incorporated by reference to Exhibit 10.43 to Telco's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-28668).

    10.68 Form Indemnification Agreement by and among the Company and the Company's officers and directors.

    10.69 Amendment to the EXCEL Communications, Inc. Employee Ownership Plan, dated December 3, 1997.

     18.1 Change of Accounting Letter from Arthur Andersen LLP

     22.1 Subsidiaries of Excel Communications, Inc.

     23.1 Consent of Independent Public Accountants

     27.1 Financial Data Schedule as of December 31, 1997.


------------------------------------------------
#    Confidential Treatment has been requested.
##   Confidential Treatment has been granted.