Form 10-Q
period 1998-03-31
EXCEL COMMUNICATIONS INC \NEW\
filed 1998-05-15
CIK 1045538

================================================================================


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

                                      or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________

                        Commission File Number 1-13433

                          EXCEL COMMUNICATIONS, INC.

            (Exact name of registrant as specified in its charter)

              Delaware                                          75-2720091
   (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                           Identification No.)

        8750 North Central Expressway, Dallas, Texas Suite 2000       75231
                (Address of principal executive offices)            (Zip Code)

                                (214)  863-8000
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

                            Yes    X    No
                                  ---      ---


As of May 13, 1998 the registrant had outstanding 132,407,113 shares of $.001 par value common stock.


================================================================================

                          EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I:        FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of March 31, 1998 and
               December 31, 1997..................................................................................       1

               Consolidated Statements of Operations for the three months
               ended  March 31, 1998 and 1997.....................................................................       2

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1998 and 1997......................................................................       3

               Notes to Consolidated Financial Statements.........................................................     4-8

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................................    9-14

PART II:       OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................................................      15

      Item 2.  Changes in Securities and Use of Proceeds..........................................................      15

      Item 3.  Defaults upon Senior Securities....................................................................      15

      Item 4.  Submission of Matters to a Vote of Security Holders................................................      15

      Item 5.  Other Information..................................................................................      15

      Item 6.  Exhibits and Reports on Form 8-K...................................................................      15

Signatures........................................................................................................      16


Exhibit Index.....................................................................................................      17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS


                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    MARCH  31, 1998    DECEMBER 31, 1997
                                                                                   ------------------  ------------------
                                                                                      (UNAUDITED)
                                    ASSETS

Current assets:
   Cash and cash equivalents......................................................      $   11,590           $   16,161
   Accounts receivable, net.......................................................         318,471              328,309
   Inventories....................................................................           3,678                3,651
   Deferred income tax asset......................................................          24,981               34,128
   Other current assets...........................................................          14,866               14,217
                                                                                        ----------           ----------
                                                                                           373,586              396,466
                                                                                        ----------           ----------
Property and equipment, net.......................................................         305,031              281,847
                                                                                        ----------           ----------
Goodwill..........................................................................         937,586              943,682
                                                                                        ----------           ----------
Deferred income tax asset.........................................................              --                3,684
                                                                                        ----------           ----------
Other assets......................................................................          44,115               11,337
                                                                                        ----------           ----------
                                                                                        $1,660,318           $1,637,016
                                                                                        ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...............................................................      $  182,025           $  199,853
   Commissions payable............................................................          17,966               22,265
   Accrued liabilities............................................................         122,900              137,777
   Other current liabilities......................................................           4,390                4,296
   Current maturities of long-term debt and capital lease obligations.............             678                  676
                                                                                        ----------           ----------
                                                                                           327,959              364,867

Long-term debt and capital lease obligations......................................         519,258              477,292
                                                                                        ----------           ----------
Deferred management services fees and other long-term liabilities.................          38,559               42,150
                                                                                        ----------           ----------
Deferred income taxes payable.....................................................           5,440                   --
                                                                                        ----------           ----------
Commitments and contingencies.....................................................              --                   --
                                                                                        ----------           ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 10,000,000 shares authorized,
      none outstanding............................................................              --                   --
   Common stock, $0.001 par value, 500,000,000 shares authorized,
      132,930,228 and 132,679,709 issued; 132,054,628 and 132,613,909
      outstanding.................................................................             133                  133
   Additional paid-in capital.....................................................         549,419              548,519
   Unrealized gain on securities available for sale...............................              30                   21
   Treasury stock, 875,600 and 65,800 shares at cost..............................         (13,343)                (970)
   Retained earnings..............................................................         232,863              205,004
                                                                                        ----------           ----------
      Total stockholders' equity..................................................         769,102              752,707
                                                                                        ----------           ----------
                                                                                        $1,660,318           $1,637,016
                                                                                        ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------
                                                                                     1998               1997
                                                                                     -----              ----
Revenues:
     Communication services..................................................         $477,278        $303,673
     Marketing services......................................................           17,530          27,694
                                                                                      --------        --------
               Total revenues................................................          494,808         331,367
                                                                                      --------        --------

Operating expenses:
     Communication...........................................................          262,764         165,246
     Selling, general and administrative.....................................          162,391         108,790
     Depreciation and amortization...........................................           12,547           3,561
                                                                                      --------        --------
               Total operating expenses......................................          437,702         277,597
                                                                                      --------        --------

               Operating income..............................................           57,106          53,770
                                                                                      --------        --------

     Interest expense........................................................           (9,433)            (21)
     Other income (expense)..................................................              388           2,136
                                                                                      --------        --------

Income before income taxes...................................................           48,061          55,885

     Provision for income taxes..............................................           20,202          20,789
                                                                                      --------        --------

Income before cumulative effect of change in accounting principle............           27,859          35,096

Cumulative effect of change in accounting
  principle, net of income taxes.............................................              ---          65,214
                                                                                      --------        --------

Net income (loss)............................................................         $ 27,859        $(30,118)
                                                                                      ========        ========

Basic earnings (loss) per share..............................................         $   0.21        $  (0.28)
                                                                                      ========        ========

Diluted earnings (loss) per common and equivalent share:

Weighted average shares and share equivalents outstanding - diluted..........          135,805         111,031

Income before cumulative effect of change in accounting principle............         $   0.21        $   0.32
Cumulative effect of change in accounting principle, net of
    income taxes.............................................................              ---           (0.59)
                                                                                      --------        --------

Diluted earnings(loss) per share.............................................         $   0.21        $  (0.27)
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

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                    -------------------------------------
                                                                                             1998               1997
                                                                                             -----              ----
Operating activities:

     Net income (loss).............................................................           $  27,859        $(30,118)
     Adjustments to reconcile net income(loss) to net cash provided by operating activities:
       Cumulative effect of change in accounting principle.........................                  --          65,214
       Depreciation and amortization...............................................              12,547           3,561
       Loss on disposal of assets..................................................                   3              96
       Deferred income taxes.......................................................              18,271           1,156
       Changes in assets and liabilities:
         Accounts receivable, net..................................................               9,838           4,717
         Accounts payable..........................................................             (17,828)        (16,904)
         Commissions payable.......................................................              (4,299)         (1,893)
         Deferred management services fees and other liabilities...................              (3,497)         (8,568)
         Accrued liabilities.......................................................             (14,877)         (3,745)
         Inventories and other.....................................................              (5,307)          5,902
                                                                                              ---------        --------

       Net cash provided by operating activities...................................              22,710          19,418
                                                                                              ---------        --------

Investing activities:
      Proceeds from sale of assets.................................................                  --               7
      Purchase of property and equipment...........................................             (24,225)        (15,067)
      Purchase of franchise agreements.............................................             (33,551)             --
                                                                                              ---------        --------

       Net cash used in investing activities.......................................             (57,776)        (15,060)
                                                                                              ---------        --------
Financing activities:
     Payments of debt and capital lease obligations................................            (146,032)            (30)
     Proceeds from issuance of long-term debt......................................             188,000              --
     Net proceeds from issuance of common stock....................................                 900              --
     Purchase of treasury stock....................................................             (12,373)             --
                                                                                              ---------        --------

       Net cash provided by (used in) financing activities.........................              30,495             (30)
                                                                                              ---------        --------

Net increase (decrease) in cash....................................................              (4,571)          4,328
     Cash, beginning of period.....................................................              16,161         169,846
                                                                                              ---------        --------
     Cash, end of period...........................................................           $  11,590        $174,174
                                                                                              =========        ========

Supplemental disclosure:
     Interest paid during the period...............................................           $   9,433        $     21
     Income taxes paid during the period...........................................               2,647           2,325

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EXCEL Communications, Inc., previously New RES, Inc., is a Delaware corporation and the parent company of Excelcom, Inc. ("Excelcom"), previously EXCEL Communications, Inc., which was formed in 1988 and commenced operations in 1989. All references to the "Company" or "EXCEL" refer to EXCEL Communications, Inc. and/or include its subsidiaries and predecessors. EXCEL is a provider of a variety of communication products and services which include residential long distance service, commercial long distance service, and paging service. The Company's presubscribed residential services are marketed exclusively through a network marketing system of independent representatives ("IRs"). EXCEL markets residential dial around products and services through Dial & Save(SM), Long Distance Wholesale Club(SM), and Telco Choice(SM) programs and markets its commercial products and services through IRs, direct sales personnel, and dealers. The Company completes subscriber calls to all directly dialable locations worldwide.

     The Consolidated Financial Statements include the accounts of EXCEL Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Form 10-K for the fiscal year ended December
31, 1997.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Selling, general and administrative expenses consist of marketing costs and the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, bad debt expenses, and the costs of the information systems and personnel required to support the Company's operations. Marketing costs include commissions paid to IRs, the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports to IRs, salaries, commissions, and other expenses related to Commercial Sales Division ("CSD") sales representatives, and direct mail advertising expenses. Commissions paid to IRs are based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are compared. The Company recognized a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter of 1997 to reflect the change in accounting principle. Costs incurred in connection with direct mail advertising

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and marketing commercial long distance products are recognized as expense in the period in which they are incurred.

2.   EXCEL AND TELCO MERGER

     On October 14, 1997, New RES, Inc., a Delaware corporation and newly formed holding company, now EXCEL Communications, Inc., ("Holdings"), succeeded to the businesses of Excelcom, previously EXCEL Communications, Inc., and Telco Communications Group, Inc. ("Telco"), as a result of mergers of wholly-owned subsidiaries with and into Excelcom and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 ("the Merger"). At the closing of the
Merger on October 14, 1997:   (i) Excelcom and Telco became wholly-owned
subsidiaries of Holdings; (ii) each outstanding share of Excelcom common stock converted into the right to receive one share of common stock of Holdings; (iii) each outstanding share of Telco common stock converted into the right to receive
0.7595 shares of common stock of Holdings and $15.00 in cash; (iv) except for certain options, each then outstanding and unexercised option to acquire one share of Telco common stock was assumed by Holdings and converted into an option to acquire 1.5190 shares of Holdings common stock, and the exercise price per share with respect to each such assumed option was adjusted to equal the exercise price under the original option divided by 1.5190; (v) each then outstanding and unexercised option to acquire one share of Excelcom common stock was assumed by Holdings and converted into an option to acquire one share of Holdings common stock, and the exercise price per share was unchanged; (vi) the name of EXCEL Communications, Inc. was changed to Excelcom, Inc.; and (vii) the name of Holdings was changed to EXCEL Communications, Inc. Consideration for the Merger consisted of $666.2 million in cash (including $164.5 million of Telco debt assumed and paid by EXCEL) and 25,376,506 shares of common stock, $.001 par value, of the Company ("Company Common Stock").

     On October 14, 1997, Holdings made an initial borrowing of approximately $544 million under a new credit facility to fund the cash purchase price of the Merger and related costs and expenses and to refinance existing indebtedness of Telco.

     The merger of Telco into Holdings has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with generally accepted accounting principles, and the merger of EXCEL into Holdings has been accounted for as a reorganization. In connection with the purchase accounting, EXCEL recorded certain known liabilities related to costs required to exit activities of Telco and payments to be made under a severance plan. These included exit costs of $36.8 million and severance payments of $2.8 million. Management is currently integrating the two organizations and expects to complete the process by the end of 1998.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The merger with Telco resulted in the recognition of goodwill of $906.6 million which is being amortized straight-line over a period of 40 years. The following unaudited financial information represents the Company's results of operations on a pro forma basis as if the Merger had occurred January 1, 1997 (dollars in thousands, except per share data):

                                                                                               PRO FORMA
                                                                                          THREE MONTHS ENDED
                                                                                            MARCH 31, 1997
                                                                                    ----------------------------
Total revenues....................................................................             $454,220
                                                                                               ========

Net income before cumulative effect of change in accounting
  principle.......................................................................             $ 30,454
                                                                                               ========

Net income (loss).................................................................             $(34,760)
                                                                                               ========

Net income per share before cumulative effect of change in
  accounting principle............................................................             $   0.22
                                                                                               ========

Net income (loss) per share........................................................            $  (0.25)
                                                                                               ========

     These pro forma amounts represent the historical operating results of EXCEL and Telco combined with appropriate adjustments which give effect to incremental goodwill amortization and interest expense incurred in connection with the Merger. These pro forma amounts do not give effect to any potential cost savings or synergies that could result from the Merger and exclude certain non-recurring Merger related transaction costs. The pro forma data are not intended to be indicative of actual results had the Merger occurred on January 1, 1997, nor do they indicate results which may be achieved in the future.

3.  NET INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective December 15, 1997. SFAS No. 128 requires the calculation of basic earnings per common share, which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted earnings per common share, which is computed using the weighted average number of shares of common stock and common stock equivalents. Basic earnings per share are computed as follows (in thousands, except per share data):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------
                                                                    1998                     1997
                                                            ------------------       ------------------
                                                                             (unaudited)
Basic:
Net income (loss).........................................            $ 27,859                 $(30,118)
Weighted average shares of common stock outstanding.......             132,171                  108,800
                                                                      --------                 --------
Basic earnings (loss) per share...........................            $   0.21                 $  (0.28)
                                                                      ========                 ========

     Diluted earnings per share is based on the weighted average number of shares of common stock outstanding. The weighted average shares outstanding include common stock equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan. Diluted earnings per share are computed as follows (in thousands, except per share data):

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------
                                                                     1998                     1997
                                                             -------------------     -------------------
                                                                             (unaudited)
Diluted:
Net income (loss)...........................................            $ 27,859                $(30,118)
Weighted average shares of common stock outstanding.........             132,171                 108,800
Shares of common stock issuable upon the assumed exercise
 of stock options...........................................               3,634                   2,231
                                                                        --------                --------
Adjusted shares of common stock and common stock equivalents
 for computation............................................             135,805                 111,031
                                                                        --------                --------
Diluted earnings (loss) per share...........................            $   0.21                $  (0.27)
                                                                        ========                ========

4.   INCOME TAXES

     The components of the provision for income taxes are as follows for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                      THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------------------
                                                                      1998                     1997
                                                             --------------------      ------------------
                                                                             (unaudited)
     Current income tax expense:
       Federal.............................................               $ 1,775                 $18,463
       State...............................................                   156                   1,170
                                                                          -------                 -------
                                                                          $ 1,931                 $19,633
                                                                          -------                 -------
     Deferred income tax expense:
       Federal.............................................               $16,585                 $ 1,112
       State...............................................                 1,686                      44
                                                                          -------                 -------
                                                                          $18,271                 $ 1,156
                                                                          -------                 -------

          Provision for income taxes.......................               $20,202                 $20,789
                                                                          =======                 =======

5.   STOCKHOLDERS' EQUITY

     In December 1997, the Company's Board of Directors approved a plan to repurchase up to 10.0 million shares of its common stock in the open market or through privately negotiated transactions. Repurchases under this plan totaled approximately 876,000 shares at a cost of approximately $13.3 million through March 31, 1998.

6.   COMMITMENTS AND CONTINGENCIES

     EXCEL is party from time to time to litigation in the ordinary course of business including employment related litigation. Based upon information presently available, management believes the final disposition of these items will not have a material adverse effect on the results of operations or financial position of the Company.

     EXCEL has entered into employment and consulting agreements with certain members of management. The agreements provide for the employees to receive amounts not less than specified base annual salaries through the terms of the agreements, which have terms of one to five years. Certain of the contracts also include non-competition covenants and options to purchase shares of the Company's common stock.

     On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, EXCEL Communications Marketing, Inc., and EXCEL Telecommunications, Inc. alleging past and continued infringement of a single patent without specifying the amount of damages. The

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company denies the allegations and is vigorously defending the litigation. The Company does not believe that it infringes any valid claim of the patent.

     On April 1, 1998, the Court entered a judgment in favor of EXCEL on EXCEL's motion for summary judgment that all claims asserted against EXCEL were invalid as a matter of law under 35 U.S.C. Section 101. AT&T filed a notice of appeal on April 27, 1998. The Company has not yet received a notice that the case has been docketed for appeal.

     Based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position.

     LEGISLATIVE AND REGULATORY MATTERS

     On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards for the BOCs, the elimination of restrictions on Bell Operating Company ("BOC") and GTE Operating Company ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of new forms of competition in its August 8, 1996 Interconnection Orders, significant aspects of which, including provisions governing the wholesale pricing of local service, were overturned by the U.S. Eighth Circuit Court of Appeals. The U.S. Supreme Court has agreed to hear appeals of this decision, but it is not expected by the Company to render a final decision until early 1999. Therefore, it is unknown at this time whether this Eighth Circuit decision will be upheld or what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company may face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of March 31, 1998, the Company is authorized to provide resold local exchange services in 31 states.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in this report are forward looking statements that involve a number of risks and uncertainties. Among many factors that could cause actual results to differ materially are the following: the Company's ability to manage rapid growth; the Company's ability to attract, maintain, and motivate a large base of independent representatives ("IRs"); litigation including that with competitors and existing IRs; the Company's ability to migrate the Company's minutes of use by long distance customers from third-party providers to its network without incurring unexpected costs or delays; the Company's ability to pass through Primary Interexchange Carrier Charge ("PICC") and Universal Service Fund charges to customers; the adoption of new, or changes in, accounting policies, practices and estimates and the application of such; regulation and management of IRs; competition in the long distance telecommunications and paging industries; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition; federal and state governmental regulation of the long distance telecommunications and direct selling industries; the Company's ability to maintain, operate, and upgrade its information systems; the Company's success in the offering of paging and other additional communications products and services; any risks associated with the upcoming change from 10+XXX to 10+10+XXX dialing for dial around customers; possible claims relating to the ownership of proprietary rights; the Company's ability to manage customer acquisition costs and other SG&A expenses; and general economic conditions.

GENERAL

     EXCEL provides long distance telecommunications and paging services to both residential and commercial customers in the United States. The Company has developed several marketing channels which include direct sales to residential, commercial and wholesale customers through IRs, dealers and direct sales personnel in addition to direct mail marketing of several dial around products. These multiple distribution channels, which target both residential and commercial customers, are a key element of the Company's business strategy as they allow the Company to balance its network traffic capacity and provide multiple avenues for growth.

     The Company operates a nationwide telecommunications network consisting of eight switches, leased transmission lines and sophisticated network management systems designed to optimize traffic routing. This network currently originates traffic in all or some part of 48 states and the District of Columbia and operates as an "open network", meaning that any individual within the Company's originating service area, whose LEC provides equal access, can access the Company's long distance network by dialing either of the Company's CIC codes, or by presubscribing to the Company as their long distance service provider.

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

     The Company currently has agreements with Frontier Communications Services, Inc. ("Frontier"), IXC Long Distance, Inc. ("IXC Long Distance"), MCI Telecommunications Corp. ("MCI"), and WorldCom, Inc. ("WorldCom") to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments. The Company is currently meeting all minimum commitments under these contracts. Under the agreement with Frontier, Frontier is the carrier for the Company for certain calling card calls and personal 800 service. During 1998, the Company intends to migrate a substantial portion of its traffic currently being carried by third parties onto its own network and to continue to meet its minimum commitments.

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

     Operating expenses include communication charges, depreciation and amortization, and selling, general and administrative expenses. Communication charges include the costs of operating the Company's network and amounts paid by the Company based on the Company's subscribers' long distance and paging usage. The Company pays third-party carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls.

     Selling, general and administrative expenses consist of marketing costs and the cost of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, bad debt expenses, and the costs of the information systems and personnel required to support the Company's operations. Marketing costs include commissions paid to IRs, the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports to IRs, salaries, commissions, and other expenses related to CSD sales representatives, and direct mail advertising expenses. Commissions paid to IRs are based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are compared.

EXCEL AND TELCO MERGER

     On October 14, 1997, EXCEL succeeded to the businesses of Excelcom and Telco, as a result of mergers of wholly-owned subsidiaries with and into Excelcom and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Merger"). The Merger creates the fifth largest long distance company in the United States based on the number of presubscribed lines, with pro forma consolidated annualized revenues of approximately $2 billion, 11 billion annualized long distance minutes of usage, 6.0 million customers, and approximately 100,000 network miles of DS-3 fiber optic capacity. (See Note 2- "Excel and Telco Merger").

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

     The merger of Telco into EXCEL has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with generally accepted accounting principles. The Merger resulted in goodwill of $906.6 million which is being amortized straight-line over a period of 40 years.

     Current and future issues affecting the Company's operations for 1998 and beyond include the following:

     Ability of the Company to Migrate Traffic. The Company's realization of operating cost savings from the Merger will be affected by the Company's ability to direct traffic to its network from EXCEL's existing third-party carriers in a timely manner, which is expected to result in an overall lower cost per minute. The Company's ability to migrate this traffic in a timely manner will be limited by operational and network infrastructure limitations as well as by the continuing purchase commitment requirements under EXCEL's agreements with third-party carriers.

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

     Additionally, the Federal Communications Commission has mandated that by June 30, 1998, all telecommunications companies must migrate from their existing five-digit CIC codes (10+XXX) to seven-digit CIC codes (10+10+XXX). This will require a change in the dialing patterns of the Telco Consumer Division customers in order to utilize the Company's services, and the Company is planning to integrate re-education materials into its future marketing activities.

     Competitive Factors. The Company has observed increased competition in all of its distribution channels as well as an increase in the number of promotional, discounted calling plans available to all long distance consumers, particularly relating to residential customers. The impact to the Company has included (i) a decline in the Company's revenue per minute as the Company has responded to competitive pressures with lower priced products, and (ii) a sequential decline in dial around revenues.

     Network Costs. The Company is in the process of expanding its network in order to facilitate the on-net migration of traffic that is currently being carried by third parties. This will result in an increase in recurring fixed costs associated with the network which the Company anticipates will be offset by reductions in third-party costs for switch services. However, the Company may experience a temporary increase in overall network costs as additional fixed costs are incurred in anticipation of the migration of traffic.

     Integration of the Companies. The Merger involves the integration of two companies that have previously operated independently and there can be no assurance that the Company will not encounter significant difficulties in integrating the respective operations of EXCEL and Telco including, but not limited to, integrating, documenting, and operating certain software systems; retaining key employees; and integrating other operational functions, or that the benefits expected from such integration will be realized. These benefits include the migration of EXCEL traffic from third parties to the Telco network, the expansion of commercial products to be sold by the

IRs, reduced capital spending and reductions in various general and administrative expenses.

     Increased Customer Acquisition. Occasionally the Company observes an increase in its acquisition of new customers through its network marketing channel. In connection with the Company's IR marketing plan, an upfront customer acquisition commission is typically paid before a customer has generated material usage revenue. In a period of customer growth, commissions paid for new customers can exceed the corresponding profit generated by the additional revenue in the current period and thus reduce net income.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     Revenues. Total revenues increased 49.3% to $494.8 million for the three months ended March 31, 1998 from $331.4 million for the three months ended March 31, 1997. Communication services revenues increased 57.2% to $477.3 million for the three months ended March 31, 1998 from $303.7 million for the three months ended March 31, 1997. Long distance minutes of usage increased 82.4% to 3.1 billion minutes for the three months ended March 31, 1998 from 1.7 billion minutes for the three months ended March 31, 1997 primarily due to the inclusion of Telco's minutes following the Merger. However, long distance revenues per minute of usage decreased by 14.8% to 15.0 cents per minute for the three months ended March 31, 1998 from 17.6 cents per minute for the three months ended March 31, 1997. This decrease in revenue per minute of usage is due primarily to the inclusion of Telco's commercial and wholesale minutes which yield a lower revenue per minute than residential minutes. Included in communication services revenue for the three months ended March 31, 1998 and 1997 is net paging revenue of $8.0 million and $3.7 million, respectively.

     Commercial revenue for the three months ended March 31, 1998 totaled $74.0 million, an increase of nine times commercial revenue of $8.2 million for the three months ended March 31, 1997 and an increase of 33.1% sequentially from $55.6 million for the fourth quarter of 1997. Sequential commercial revenue growth of $18.4 million represents 52.3% of total communications revenue growth from the fourth quarter of 1997. Residential revenues totaled $395.3 million for the three months ended March 31, 1998, compared to $291.8 million for the three months ended March 31, 1997 and $379.1 million for the fourth quarter of 1997.

     Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, decreased 36.8% to $17.5 million for the three months ended March 31, 1998 from $27.7 million for the three months ended March 31, 1997. These revenues decreased primarily as a result of the net impact of deferring a portion of marketing revenues related to ongoing business support services. Marketing revenues for the quarter ended March 31, 1998 represented only 3.5% of total revenues compared to 8.4% for the quarter ended March 31, 1997.

     Operating Expenses.   Communication charges increased 59.1% to $262.8
million for the three months ended March 31, 1998 from $165.2 million for the three months ended March 31, 1997. Long distance communication charges were 8.3 cents per minute for the three months ended March 31, 1998 compared to 9.6 cents per minute for the three months ended March 31, 1997. As a percentage of communication services revenues, communication charges were 55.1% for the three months ended March 31, 1998 compared to 54.4% for the three months ended March 31, 1997. This increase in communication charges as a percentage of communication services revenues primarily relates to the growth in commercial and wholesale revenue, which generates a lower gross margin than residential revenues, as well as the inclusion of Primary Interexchange Carrier Charge ("PICC") and Universal Service Fund ("USF") expenses in communication charges for the quarter. This increase was partially offset by reductions in per minute charges resulting from the effects of access charge reform, the migration of long distance minutes from third-party networks onto the Company's network, and reduced rates from third-party carriers.

     Depreciation and amortization increased from $3.6 million for the three months ended March 31, 1997 to $12.5 million for the three months ended March 31, 1998 primarily due to amortization of goodwill resulting from the Merger and an increase in depreciation resulting from assets acquired in the Merger.

     Selling, general and administrative expenses increased 49.3% to $162.4 million for the three months ended March 31, 1998 from $108.8 million for the three months ended March 31, 1997. Selling expenses, which include commissions paid to IRs, the costs of providing training, and other administrative support services to IRs, and since the Merger, salaries and commissions paid to CSD sales representatives in addition to direct mail advertising costs, increased 52.6% from $59.1 million for the three months ended March 31, 1997 to $90.2 million for the three months ended March 31, 1998, primarily due to the inclusion of direct mail advertising costs and commissions paid to CSD sales representatives following the Merger. General and administrative expenses increased 45.3% from $49.7 million for the three months ended March 31, 1997 to $72.2 million for the three months ended March 31, 1998. The increase primarily relates to the inclusion of Telco's operating results in the first quarter of 1998. As a percentage of communication services revenues, selling, general and administrative expenses were 34.0% for the three months ended March 31, 1998 compared to 35.8% for the three months ended March 31, 1997.

     Total operating income increased 6.1% to $57.1 million for the three months ended March 31, 1998 from $53.8 million for the three months ended March 31, 1997. As a percentage of communications services revenues, operating income was 12.0% and 17.7% for the three months ended March 31, 1998 and 1997, respectively.

     The Company's interest expense increased to $9.4 million for the three months ended March 31, 1998 from $21,000 for the three months ended March 31, 1997. The increase in interest expense results primarily from the payment of interest on debt incurred to fund the acquisition of Telco.

     Other income (expense) decreased to $388,000 for the three months ended March 31, 1998 from $2.1 million for the three months ended March 31, 1997. Included in other income (expense) for the three months ended March 31, 1997 was $1.8 million of interest income generated by the investment of cash received from operations and the net proceeds received from the sale of the Company's common stock in the IPO in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash and cash equivalents of $11.6 million and working capital of $45.6 million. The Company's operating activities provided cash of approximately $22.7 million for the three months ended March 31, 1998 and $19.4 million for the three months ended March 31, 1997.

     The Company's investing activities have consisted primarily of the purchase of franchise agreements of $33.6 million and property and equipment purchases of $24.2 million for the three months ended March 31, 1998. The Company purchased property and equipment totaling $15.1 million for the three months ended March 31, 1997.

     Total cash generated from financing activities was $30.5 million for the three months ended March 31, 1998. The increase in cash generated from financing activities for the three months ended March 31, 1998 was primarily due to net proceeds received from the issuance of long-term debt. In addition, other financing activities consisted of the repurchase of approximately 810,000 shares of the Company's common stock for $12.4 million offset by proceeds received from the issuance of additional common stock due to the exercise of stock options. For the three months ended March 31, 1997, the Company's cash used in financing activities was $30,000, which consisted of payments of debt and capital lease obligations.

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

LITIGATION, CLAIMS AND ASSESSMENTS

     Information pertaining to the Company's litigation is included in Note 6 to the Company's Consolidated Financial Statements.

LEGISLATIVE AND REGULATORY MATTERS

     Information pertaining to legislative and regulatory matters is included in
Note 6 to the Company's Consolidated Financial Statements.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements -- Note 6 to Consolidated Financial Statements -- Commitments and Contingencies -- Litigation, Claims, and Assessments).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 17 of this report.

          (b) Reports on Form 8-K:

               (1) Current report on Form 8-K dated April 13, 1998, regarding the resignation of John J. McLaine, President and COO.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EXCEL COMMUNICATIONS, INC.


Date:  May 13, 1998                          /s/ Nicholas A. Merrick
                                             -------------------------
                                             Nicholas A. Merrick
                                             Executive Vice President
                                             and Chief Financial Officer



Date:  May 13, 1998                          /s/ Craig E. Holmes
                                             ---------------------
                                             Craig E. Holmes
                                             Vice President and
                                             Chief Accounting Officer

EXHIBIT INDEX


The following exhibits are included in this Quarterly Report on Form 10-Q:


 Exhibit Number                          Exhibit Description
 --------------                          -------------------

     2.1 Agreement and Plan of Merger, dated June 5, 1997, by and among EXCEL Communications, Inc., New RES, Inc., T-Sub, Inc., E-Sub, Inc. and Telco Communications Group, Inc. The schedules to the Agreement and Plan of Merger and the appendices thereto have been omitted. The Company will furnish supplementally to the Commission any of the schedules or appendices upon request (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended, File No. 333-35377).

     3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission).

     3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission).

     4.1 Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission).

    10.1 Third Amended and Restated Service Agreement by and among EXCEL Telecommunications, Inc. and IXC Long Distance, Inc., IXC Carrier, Inc., and IXC Broadband Services, Inc.
                      #

    18.1 Change of Accounting Letter from Arthur Andersen LLP (incorporated herein by reference to Exhibit 18.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission).

    22.1 Subsidiaries of EXCEL Communications, Inc. (incorporated herein by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission).

    27                Financial Data Schedule as of March 31, 1998

       #              Confidential Treatment has been requested.