Form 10-Q
period 1998-06-30
EXCEL COMMUNICATIONS INC \NEW\
filed 1998-08-14
CIK 1045538

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

                          COMMISSION FILE NO. 1-13433

                          EXCEL COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2720091
   (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

    8750 NORTH CENTRAL EXPRESSWAY                         75231
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

                              YES  X     NO
                                 -----     -----

  As of August 12, 1998 the registrant had outstanding 132,324,287 shares of $.001 par value common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I:FINANCIAL INFORMATION
  Item 1.Financial Statements
      Consolidated Balance Sheets as of June 30, 1998 and
       December 31, 1997..............................................      1
      Consolidated Statements of Operations for the three and six
       months ended June 30, 1998 and 1997............................      2
      Consolidated Statements of Cash Flows for the six months ended
       June 30, 1998 and 1997.........................................      3
      Notes to Consolidated Financial Statements......................    4-8
  Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   9-16
PART II:OTHER INFORMATION
  Item 1.Legal Proceedings............................................     17
  Item 2.Changes in Securities and Use of Proceeds....................     17
  Item 3.Defaults upon Senior Securities..............................     17
  Item 4.Submission of Matters to a Vote of Security Holders..........     17
  Item 5.Other Information............................................     17
  Item 6.Exhibits and Reports on Form 8-K.............................     17
Signatures............................................................     18
Exhibit Index.........................................................     19

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   18,197    $   16,161
  Accounts receivable, net............................    324,070       304,553
  Income tax receivable, net..........................     35,864        23,756
  Inventories.........................................      4,367         3,651
  Deferred income tax asset...........................     19,985        34,128
  Other current assets................................     13,916        14,217
                                                       ----------    ----------
                                                          416,399       396,466
                                                       ----------    ----------
Property and equipment, net...........................    324,714       281,847
                                                       ----------    ----------
Goodwill..............................................    931,490       943,682
                                                       ----------    ----------
Deferred income tax asset.............................        --          3,684
                                                       ----------    ----------
Other assets..........................................     43,562        11,337
                                                       ----------    ----------
                                                       $1,716,165    $1,637,016
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............ $  316,186    $  337,630
  Commissions payable.................................     17,442        22,265
  Other current liabilities...........................      4,266         4,296
  Current maturities of long-term debt and capital
   lease obligations..................................        748           676
                                                       ----------    ----------
                                                          338,642       364,867
Long-term debt and capital lease obligations..........    541,874       477,292
                                                       ----------    ----------
Deferred management services fees and other long-term
 liabilities..........................................     32,552        42,150
                                                       ----------    ----------
Deferred income taxes payable.........................      7,582           --
                                                       ----------    ----------
Commitments and contingencies.........................        --            --
                                                       ----------    ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
   authorized, none outstanding.......................        --            --
  Common stock, $0.001 par value, 500,000,000 shares
   authorized, 132,934,901 and 132,679,709 issued;
   132,264,641 and 132,613,909 outstanding............        133           133
  Additional paid-in capital..........................    543,083       548,519
  Unrealized gain on securities available for sale....         31            21
  Treasury stock, 670,260 and 65,800 shares at cost...    (12,508)         (970)
  Retained earnings...................................    264,776       205,004
                                                       ----------    ----------
    Total stockholders' equity........................    795,515       752,707
                                                       ----------    ----------
                                                       $1,716,165    $1,637,016
                                                       ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       --------------------  ------------------
                                         1998       1997       1998      1997
                                       ---------  ---------  --------  --------
Revenues:
  Communication services.............  $ 473,014  $ 292,926  $950,292  $596,599
  Marketing services.................     16,405     37,648    33,935    65,342
                                       ---------  ---------  --------  --------
    Total revenues...................    489,419    330,574   984,227   661,941
                                       ---------  ---------  --------  --------
Operating expenses:
  Communication......................    262,256    157,239   525,020   322,485
  Selling, general and administra-
   tive..............................    150,512    111,712   312,903   220,502
  Depreciation and amortization......     13,222      4,369    25,769     7,930
                                       ---------  ---------  --------  --------
    Total operating expenses.........    425,990    273,320   863,692   550,917
                                       ---------  ---------  --------  --------
    Operating income.................     63,429     57,254   120,535   111,024
                                       ---------  ---------  --------  --------
  Interest expense...................     (9,446)       (11)  (18,879)      (32)
  Other income (expense).............        574      2,050       962     4,186
                                       ---------  ---------  --------  --------
Income before income taxes...........     54,557     59,293   102,618   115,178
  Provision for income taxes.........     22,644     22,294    42,846    43,083
                                       ---------  ---------  --------  --------
Income before cumulative effect of
 change in accounting principle......     31,913     36,999    59,772    72,095
Cumulative effect of change in
 accounting principle, net of income
 taxes...............................        --         --        --    (65,214)
                                       ---------  ---------  --------  --------
Net income...........................  $  31,913  $  36,999  $ 59,772  $  6,881
                                       =========  =========  ========  ========
Diluted and basic earnings per common
 and equivalent share:
Income before cumulative effect of
 change in accounting principle......  $    0.24  $    0.34  $   0.44  $   0.65
Cumulative effect of change in
 accounting principle, net of income
 taxes...............................        --         --        --      (0.59)
                                       ---------  ---------  --------  --------
Diluted and basic earnings per share.  $    0.24  $    0.34  $   0.44  $   0.06
                                       =========  =========  ========  ========
Weighted average shares and share
 equivalents outstanding.............    135,387    110,139   135,250   110,371

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Operating activities:
  Net income............................................... $ 59,772  $  6,881
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Cumulative effect of change in accounting principle....      --     65,214
    Depreciation and amortization..........................   25,769     7,930
    Loss on disposal of assets.............................      --        152
    Deferred income taxes..................................   25,409       680
    Changes in assets and liabilities:
      Accounts receivable, net.............................  (19,517)    6,806
      Income tax receivable, net...........................  (12,108)   (1,696)
      Accounts payable and accrued liabilities.............  (21,444)  (26,242)
      Commissions payable..................................   (4,823)      417
      Deferred management services fees and other..........   (9,618)  (20,823)
      Inventories and other................................     (100)    1,847
                                                            --------  --------
    Net cash provided by operating activities..............   43,340    41,166
                                                            --------  --------
Investing activities:
  Proceeds from sale of assets.............................      --         20
  Purchase of property and equipment.......................  (55,433)  (30,722)
  Purchase of franchise agreements.........................  (33,551)      --
                                                            --------  --------
    Net cash used in investing activities..................  (88,984)  (30,702)
                                                            --------  --------
Financing activities:
  Payments of debt and capital lease obligations........... (459,346)      (69)
  Proceeds from issuance of long-term debt.................  524,000       --
  Net proceeds from issuance of common stock...............   11,823     7,812
  Purchase of treasury stock...............................  (28,797)  (34,804)
                                                            --------  --------
    Net cash provided by (used in) financing activities....   47,680   (27,061)
                                                            --------  --------
Net increase (decrease) in cash............................    2,036   (16,597)
  Cash, beginning of period................................   16,161   169,846
                                                            --------  --------
  Cash, end of period...................................... $ 18,197  $153,249
                                                            ========  ========
Supplemental disclosure:
  Interest paid during the period.......................... $ 20,414  $     32
  Income taxes paid during the period......................   36,783    40,709

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  EXCEL Communications, Inc., previously New RES, Inc., is a Delaware corporation and the parent company of Excelcom, Inc. ("Excelcom"), previously EXCEL Communications, Inc., which was formed in 1988 and commenced operations in 1989. All references to the "Company" or "EXCEL" refer to EXCEL Communications, Inc. and include its subsidiaries and predecessors. EXCEL is a provider of a variety of communication products and services which include residential long distance service, commercial long distance service, and paging service. The Company's presubscribed residential services are marketed primarily through a network marketing system of independent representatives ("IRs"). EXCEL markets residential dial around products and services through Dial & SaveSM, Long Distance Wholesale ClubSM, and Telco ChoiceSM programs and markets its commercial products and services through IRs, internal sales personnel, and dealers. The Company completes subscriber calls to all directly dialable locations worldwide.

  The Consolidated Financial Statements include the accounts of EXCEL Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Form 10-K for the fiscal year ended December 31, 1997 and the Company's Form 10-Q for the quarterly period ended March 31, 1998.

  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

1.MARKETING ACTIVITIES

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

  Selling, general and administrative expenses consist of marketing costs and the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, bad debt expenses, and the costs of the information systems and personnel required to support the Company's operations. Marketing costs include commissions paid to IRs, certain costs of providing training, business forms, promotional and presentation materials to IRs, salaries, commissions, and other expenses related to Commercial Sales Division ("CSD") sales representatives, and direct mail advertising expenses. Commissions paid to IRs are based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are compared. The

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Company recognized a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter of 1997 to reflect the change in accounting principle. Costs incurred in connection with direct mail advertising and marketing commercial long distance products are recognized as expense in the period in which they are incurred.

2. MERGERS AND ACQUISITIONS

 EXCEL and Telco Merger

  On October 14, 1997, New RES, Inc., a Delaware corporation and newly formed holding company, now EXCEL Communications, Inc., ("Holdings"), succeeded to the businesses of Excelcom, previously EXCEL Communications, Inc., and Telco Communications Group, Inc. ("Telco"), as a result of mergers of wholly-owned subsidiaries with and into Excelcom and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Telco Merger"). At the closing of the Telco Merger on October 14, 1997: (i) Excelcom and Telco became wholly-owned subsidiaries of Holdings; (ii) each outstanding share of Excelcom common stock converted into the right to receive one share of common stock of Holdings; (iii) each outstanding share of Telco common stock converted into the right to receive 0.7595 shares of common stock of Holdings and $15.00 in cash; (iv) except for certain options, each then outstanding and unexercised option to acquire one share of Telco common stock was assumed by Holdings and converted into an option to acquire 1.5190 shares of Holdings common stock, and the exercise price per share with respect to each such assumed option was adjusted to equal the exercise price under the original option divided by 1.5190; (v) each then outstanding and unexercised option to acquire one share of Excelcom common stock was assumed by Holdings and converted into an option to acquire one share of Holdings common stock, and the exercise price per share was unchanged; (vi) the name of EXCEL Communications, Inc. was changed to Excelcom, Inc.; and (vii) the name of Holdings was changed to EXCEL Communications, Inc. Consideration for the Telco Merger consisted of $666.2 million in cash (including $164.5 million of Telco debt assumed and paid by EXCEL) and 25,376,506 shares of common stock, $.001 par value, of the Company ("Company Common Stock").

  The merger of Telco into Holdings has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with GAAP, and the merger of Excel into Holdings has been accounted for as a reorganization. The merger with Telco resulted in the recognition of incremental goodwill of $906.6 million which is being amortized straight-line over a period of 40 years. The following unaudited financial information represents the Company's results of operations on a pro forma basis as if the Telco Merger had occurred January 1, 1997 (dollars in thousands, except per share data):

                                                                  PRO FORMA
                                                               SIX MONTHS ENDED
                                                                JUNE 30, 1997
                                                               ----------------
      Total revenues..........................................    $ 934,678
                                                                  =========
      Net income before cumulative effect of change in
       accounting principle...................................    $  63,708
                                                                  =========
      Net income..............................................    $  (1,506)
                                                                  =========
      Net income per share before cumulative effect
       of change in accounting principle......................    $    0.48
                                                                  =========
      Net income per share....................................    $   (0.01)
                                                                  =========

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  These pro forma amounts represent the historical operating results of EXCEL and Telco combined with appropriate adjustments which give effect to incremental goodwill amortization and interest expense incurred in connection with the Telco Merger. These pro forma amounts do not give effect to any potential cost savings or synergies that could result from the Telco Merger and exclude certain non-recurring Telco Merger related transaction costs. The pro forma data are not intended to be indicative of actual results had the Telco Merger occurred on January 1, 1997, nor do they indicate results which may be achieved in the future.

 EXCEL and Teleglobe Merger

  On June 14, 1998, the Company entered into a definitive merger agreement (the "Teleglobe Merger Agreement") with Teleglobe Inc. ("Teleglobe"), a Canadian corporation and a world leader in the intercontinental telecommunications industry, and North Merger Sub Corporation, a wholly-owned subsidiary of Teleglobe, (the "Teleglobe Merger"). Teleglobe's global network includes submarine cable and satellite facilities, meeting the global connectivity needs of established and emerging carriers from around the world, as well as those of consumers, multinational corporations, internet service providers, and broadcasters. Pursuant to the Teleglobe Merger Agreement, Teleglobe shareholders will retain their shares and each share of EXCEL common stock will be exchanged for 0.885 of a share of Teleglobe common stock.

  The Teleglobe Merger is intended to be accounted for under the "pooling of interests" method of accounting under U.S. GAAP. The Teleglobe Merger is expected to qualify as a tax-free reorganization under the U.S. Internal Revenue Code. The completion of the Teleglobe Merger is subject to the satisfaction of a number of conditions, including, among others, receipt of regulatory approvals under applicable U.S. and Canadian law, receipt of a ruling from the U.S. Internal Revenue Service concerning certain tax consequences of the Teleglobe Merger and the listing of the Teleglobe common shares to be issued in the Teleglobe Merger on the New York Stock Exchange, the Montreal Exchange and the Toronto Stock Exchange. The Teleglobe Merger is expected to be consummated in the fourth quarter of 1998.

  Simultaneous with the execution of the Teleglobe Merger Agreement, Troutt Partners, Ltd., The Troutt Family Trust and Austex Enterprises, Ltd., which together hold approximately 54% of the Company Common Stock, gave their written consents approving the Teleglobe Merger and entered into Consent and Voting Agreements with respect thereto. These written consents satisfied the stockholder approval requirements of EXCEL for the Teleglobe Merger under Delaware law, so no further vote of EXCEL stockholders is necessary to approve the Teleglobe Merger. Holders of a majority of the Teleglobe common shares gave their written consents approving the issuance of the Teleglobe common shares in the Teleglobe Merger and entered into Consent and Voting Agreements with respect thereto.

  EXCEL and Teleglobe also each entered into stock option agreements in connection with the Teleglobe Merger Agreement granting to the other the option to acquire up to 19.9% of its common shares outstanding as of June 14, 1998. The options are exercisable upon a termination of the Teleglobe Merger Agreement in certain circumstances.

  On July 17, 1998, EXCEL filed with the Securities and Exchange Commission (the "Commission") preliminary copies of an Information Statement on Schedule 14C (the "Information Statement") and other materials related to the Teleglobe Merger. Teleglobe will register the Teleglobe common shares to be issued in the Teleglobe Merger pursuant to a Registration Statement on Form F-4, (the "F-4 Registration Statement") to be filed with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The F-4 Registration Statement will contain the prospectus of Teleglobe and the Information Statement of EXCEL, and will be mailed to the holders of Company Common Stock after the F-4 Registration Statement is declared effective by the Commission.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  After the closing of the Teleglobe Merger, the Company Common Stock will be de-registered under the Exchange Act and will be de-listed from the New York Stock Exchange. Thereafter, EXCEL will cease to file reports and other information with the Commission under the Exchange Act. Following the Teleglobe Merger it is expected that Teleglobe will continue to be a "foreign private issuer" under the Exchange Act and will file reports and other information thereunder, including pro-forma historical financial statements which give effect to the Teleglobe Merger.

3.INCOME TAXES

  The components of the provision for income taxes are as follows for the six months ended June 30, 1998 and 1997 (in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Current income tax expense:
  Federal.................................................... $ 15,638 $ 38,156
  State......................................................    1,799    4,247
                                                              -------- --------
                                                              $ 17,437 $ 42,403
                                                              -------- --------
Deferred income tax expense:
  Federal.................................................... $ 22,917 $     76
  State......................................................    2,492      604
                                                              -------- --------
                                                              $ 25,409 $    680
                                                              -------- --------
  Provision for income taxes................................. $ 42,846 $ 43,083
                                                              ======== ========

4. COMMITMENTS AND CONTINGENCIES

  Litigation, Claims and Assessments

  EXCEL is party from time to time to litigation in the ordinary course of business including employment related litigation. Based upon information presently available, management believes the final disposition of these items will not have a material adverse effect on the results of operations or financial position of the Company.

  EXCEL has entered into employment and consulting agreements with certain members of management. The agreements provide for the employees to receive amounts not less than specified base annual salaries through the terms of the agreements, which have terms of one to five years. Certain of the contracts also include non-competition covenants and options to purchase shares of the Company Common Stock.

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, EXCEL Communications Marketing, Inc., and EXCEL Telecommunications, Inc. alleging past and continued infringement of a single patent without specifying the amount of damages. On April 1, 1998, the Court entered a judgment in favor of EXCEL on EXCEL's motion for summary judgment that all claims asserted against EXCEL were invalid as a matter of law under 35 U.S.C. Section 101. AT&T has appealed the decision to the United States Court of Appeals for the Federal Circuit. Based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Several stockholders of EXCEL have filed four separate lawsuits in the Delaware Court of Chancery challenging the Teleglobe Merger: Adolph D. Schulz (C.A. No. 16448), Ronald K. Drucker (C.A. 16452), William Saxton (C.A. No. 16456), and Richard T. Rosso and Edward Rosso (C.A. No. 16483NC). In each action, the named defendants include EXCEL directors or officers Stephen G. Canton, J. Christopher Dance, Nicholas A. Merrick, T. Allan McArtor, Ronald A. McDougall, Kenny A. Troutt, Stephen R. Smith, and EXCEL. The actions brought by Drucker, Saxton, and the Rossos also name Teleglobe as a defendant.

  All four complaints allege that the directors of EXCEL breached their fiduciary duties to EXCEL's stockholders in approving the Teleglobe Merger. The complaints filed by Drucker, Saxton, and the Rossos also allege that Teleglobe knowingly aided and abetted the alleged breaches of fiduciary duty committed by EXCEL's directors. The plaintiffs in each action seek injunctive relief to prohibit the defendants from completing the Teleglobe Merger, or to rescind it if it is consummated. The plaintiffs also seek compensatory damages from the defendants in an amount to be determined at trial. EXCEL and Teleglobe believe that these suits are without merit with respect to each of them, respectively, and they intend to defend these suits vigorously.

 Legislative and Regulatory Matters

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards, the elimination of restrictions on Bell Operating Company ("BOC") and GTE Operating Company ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of these new forms of competition in its August 8, 1996 Interconnection Orders, significant aspects of which, including provisions governing the wholesale pricing of local service, were overturned by the U.S. Eighth Circuit Court of Appeals. The U.S. Supreme Court has agreed to hear appeals of this decision, but it is not expected by the Company to render a final decision until early 1999. Therefore, it is unknown at this time whether this Eighth Circuit decision will be upheld or what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company may face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of June 30, 1998, the Company is authorized to provide resold local exchange services in 31 states.

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

5. SUBSEQUENT EVENTS

  In July 1998, the Company announced its intent to file for voluntary dissolution of its recently-opened, wholly-owned thrift, FirstExcel, F.S.B. The decision results from the Teleglobe Merger. Under U.S. bank regulations, Teleglobe would be required to apply for and be granted "thrift holding company" status, which would subject the proposed merger to additional regulatory approvals and potentially expose Teleglobe to additional regulatory approval requirements in future potential corporate combinations. The voluntary dissolution of FirstExcel was filed in August 1998 and is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements set forth in this report are forward looking statements that involve a number of risks and uncertainties. Among many factors that could cause actual results to differ materially are the following: the consummation of the proposed merger with Teleglobe Inc.; the Company's ability to manage rapid growth; the Company's ability to attract, maintain, and motivate a large base of independent representatives ("IRs"); litigation including that with competitors, existing IRs and shareholders; the Company's ability to migrate traffic to its network; the Company's ability to pass through Primary Interexchange Carrier Charge ("PICC") and Universal Service Fund ("USF") charges to customers; the adoption of new, or changes in, accounting policies, practices and estimates and the application of such; regulation and management of IRs; competition in the long distance telecommunications and paging industries; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition; federal and state governmental regulation of the long distance telecommunications and direct selling industries; the Company's ability to maintain, operate, and upgrade its information systems; the Company's ability to address and manage the Year 2000 issue; the Company's success in the offering of other additional communications products and services; any risks associated with the change from 10+XXX to 10+10+XXX dialing for dial around customers; possible claims relating to the ownership of proprietary rights; the Company's ability to manage customer acquisition costs and other SG&A expenses; and general economic conditions.

GENERAL

  EXCEL provides long distance telecommunications and paging services to both residential and commercial customers in the United States. The Company has developed several marketing channels for its services, including direct sales to residential, commercial and wholesale customers through IRs, dealers and internal sales personnel, as well as direct mail marketing of several dial around products. These multiple distribution channels, which target both residential and commercial customers, are a key element of the Company's business strategy as they allow the Company to balance its network traffic capacity and provide multiple avenues for growth.

  The Company operates a nationwide telecommunications network consisting of nine switches, leased transmission lines and sophisticated network management systems designed to optimize traffic routing. This network currently originates traffic in all or some part of 48 states and the District of Columbia and operates as an "open network", meaning that any individual within the Company's originating service area, whose local exchange carrier ("LEC") provides equal access, can access the Company's long distance network by dialing either of the Company's carrier identification codes ("CIC"), or by presubscribing to the Company as their long distance service provider.

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

  The Company currently has agreements with Frontier Communications Services, Inc. ("Frontier"), IXC Long Distance, Inc. ("IXC Long Distance"), MCI Telecommunications Corp. ("MCI"), and WorldCom, Inc. ("WorldCom") to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments. The Company is currently meeting all minimum commitments under these contracts. Under the agreement with Frontier, Frontier is the carrier for the Company for certain calling card calls and personal 800 service. The Company is in the process of migrating a substantial portion of its traffic currently being carried by third parties onto its own network and expects the majority of the migration to be completed by the end of 1998.

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

  Selling, general and administrative expenses consist of marketing costs and the cost of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, bad debt expenses, and the costs of the information systems and personnel required to support the Company's operations. Marketing costs include commissions paid to IRs, certain costs of providing training, business forms, promotional and presentation materials to IRs, salaries, commissions, and other expenses related to CSD sales representatives, and direct mail advertising expenses. Commissions paid to IRs are based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are compared.

EXCEL AND TELEGLOBE MERGER

  On June 14, 1998, the Company entered into a definitive merger agreement (the "Teleglobe Merger Agreement") with Teleglobe Inc. ("Teleglobe"), a Canadian corporation, and North Merger Sub Corporation, a Delaware corporation and a wholly-owned subsidiary of Teleglobe, (the "Teleglobe Merger"). If consummated, the Teleglobe Merger will create the fourth largest telecommunications company in North America with pro forma consolidated revenues of approximately U.S.$3.4 billion and 15.7 billion long distance minutes of usage, based on results for the first quarter of 1998 annualized. (See Note 2 to Consolidated Financial Statements--"Mergers and Acquisitions-- EXCEL and Teleglobe Merger," and Part II. Item 4--"Submission of Matters to a Vote of Security Holders.")

  Teleglobe is recognized as a world leader in the intercontinental telecommunications industry. Teleglobe's global network includes submarine cable and satellite facilities, meeting the global connectivity needs of established and emerging carriers from around the world, as well as those of consumers, multinational corporations, internet service providers, and broadcasters. In addition, Teleglobe has a 35% interest in ORBCOMM, the world's first commercial low-earth-orbit satellite-based data communications system. Pursuant to the Teleglobe Merger Agreement, Teleglobe shareholders will retain their shares and each share of EXCEL common stock will be exchanged for 0.885 of a share of Teleglobe common stock.

  The Teleglobe Merger is intended to be accounted for under the "pooling of interests" method of accounting under U.S. GAAP. The completion of the Teleglobe Merger is subject to a number of terms and conditions, and is expected to be consummated in the fourth quarter of 1998.

EXCEL AND TELCO MERGER

  On October 14, 1997, EXCEL succeeded to the businesses of Excelcom and Telco, as a result of mergers of wholly-owned subsidiaries with and into Excelcom and Telco, pursuant to the Agreement and Plan of Merger dated as of June 5, 1997 (the "Telco Merger"). Consideration for the Telco Merger consisted of $666.2 million in cash (including $164.5 million of Telco debt assumed and paid by EXCEL) and 25,376,506 shares of common stock, $.001 par value, of the Company ("Company Common Stock"). On October 14, 1997, EXCEL made an initial borrowing of approximately $544 million under the new credit facility to fund the cash purchase price of the Telco Merger and related costs and expenses and to refinance existing indebtedness of Telco. (See Note 2 to Consolidated Financial Statements-- "Mergers and Acquisitions--EXCEL and Telco Merger".)

  The merger of Telco into EXCEL has been accounted for under the "purchase" method of accounting, with EXCEL as the acquirer in accordance with GAAP. The Telco Merger resulted in incremental goodwill of $906.6 million which is being amortized straight-line over a period of 40 years.

  Current and future issues affecting the Company's operations for 1998 and beyond include the following:

  Ability of the Company to Migrate Traffic. The Company's realization of operating cost savings from the Telco Merger will be affected by the Company's ability to direct traffic to its network from EXCEL's existing third-party carriers in a timely manner, which is expected to result in an overall lower cost per minute. The Company's ability to migrate this traffic in a timely manner will be limited by operational and network infrastructure limitations as well as by the continuing purchase commitment requirements under EXCEL's agreements with third-party carriers.

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

  In conjunction with upcoming local competition, incumbent local phone companies are not likely to provide billing services for customers presubscribed to competitive local phone companies. This would force the Company to either bill the customer directly, enter into a billing and collection agreement with new local phone companies, or seek other alternatives.

  Additionally, effective July 1, 1998 the Company changed its dial around marketing programs from five-digit CIC codes (10+XXX) to seven digit CIC codes (10+10+XXX), as a result of mandated changes by the Federal Communications Commission, which have required a change in the dialing patterns of the Telco Consumer Division customers in order to utilize the Company's services. During the second quarter of 1998, the Company developed a comprehensive customer retention program designed to educate Telco customers of the change. This program is expected to be fully implemented in the third quarter of 1998. Although the Company does not anticipate a decline in revenues as a result of this change, there can be no assurance that such change will not adversely affect customers' usage of the Company's dial around services.

  Competitive Factors. The Company has observed increased competition in all of its distribution channels, as well as an increase in the number of promotional, discounted calling plans available to all long distance consumers, particularly relating to residential customers. The impact to the Company has included (i) a decline in the Company's residential revenue per minute as the Company has responded to competitive pressures with lower priced products, and (ii) a sequential decline in dial around revenues.

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

  Integration of the Companies. The Telco Merger involves the integration of two companies that have previously operated independently and there can be no assurance that the Company will not encounter significant difficulties in integrating the respective operations of EXCEL and Telco including, but not limited to, integrating, documenting, and operating certain software systems; retaining key employees; and integrating other operational functions, or that the benefits expected from such integration will be realized. These benefits include the migration of EXCEL traffic from third parties to the Telco network, the expansion of commercial products to be sold by the IRs, reduced capital spending, and reductions in various general and administrative expenses.

  Increased Customer Acquisition. Occasionally, the Company observes an increase in its acquisition of new customers through its network marketing channel. In connection with the Company's IR marketing plan, an upfront customer acquisition commission is typically paid before a customer has generated material usage revenue. In a period of customer growth, commissions paid for new customers can exceed the corresponding profit generated by the additional revenue in the current period and thus reduce net income.

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

  Year 2000 Issue. The Year 2000 issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by the Company's software and hardware or that of government entities, service providers, vendors, and customers. The Company is continuing its evaluation and upgrade of its computer systems and applications for the Year 2000. The Company is also seeking confirmation from its primary vendors that they are developing and implementing plans to minimize Year 2000 consequences. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for minimizing Year 2000 consequences and expects to incur internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. The costs incurred during the three months ended June 30, 1998 were not material and were consistent with the Company's planned expenditures for the period. The total cost of modifications and conversions is not known at this time, however the costs could be material to the Company's financial position and results of operations. If compliance is not achieved in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's operations.

  Teleglobe Merger. The Company recently executed a definitive merger agreement with Teleglobe and the transaction is expected to be consummated in the fourth quarter of 1998. The completion of the Teleglobe Merger is subject to the satisfaction of a number of conditions, including, among others, receipt of regulatory approvals under applicable U. S. and Canadian law, receipt of a ruling from the U. S. Internal Revenue Service concerning certain tax consequences of the Teleglobe Merger and the listing of the Teleglobe common shares to be issued in the Teleglobe Merger on the New York Stock Exchange, the Montreal Exchange and the Toronto Stock Exchange. Upon completion of the Teleglobe Merger, the two companies will attempt to reorganize and restructure its management and operational organization and facilities to eliminate duplicate facilities, abandon certain projects and activities, and to take advantage of the synergies available to the combined entities. Accordingly, the combined entities could incur additional ongoing expenses as well as non-recurring charges related to these reorganization and restructuring activities. There can be no assurance that the Teleglobe Merger will eventually be completed or that the anticipated benefits of the merger will be realized.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

  Revenues. Total revenues increased 48.0% to $489.4 million for the three months ended June 30, 1998 from $330.6 million for the three months ended June 30, 1997. Communication services revenues increased 61.5% to $473.0 million for the three months ended June 30, 1998 from $292.9 million for the three months ended June 30, 1997. Long distance minutes of usage increased 93.8% to
3.1 billion minutes for the three months ended June 30, 1998 from 1.6 billion minutes for the three months ended June 30, 1997 primarily due to the inclusion of Telco's minutes following the Telco Merger and continued strong growth in the Company's commercial minutes. However, long distance revenue per minute of usage decreased by 17.0% to 15.1 cents per minute for the three months ended June 30, 1998 from 18.2 cents per minute for the three months ended June 30, 1997. This decrease in revenue per minute of usage is due primarily to the inclusion of Telco's commercial and wholesale minutes which yield a lower revenue per minute than residential minutes. Pro forma communications services revenues for the second quarter of 1997, including Telco, were $437.8 million. Included in communication services revenues for the three months ended June 30, 1998 and 1997 is net paging revenue of $6.9 million and $7.2 million, respectively.

  Commercial revenues for the three months ended June 30, 1998 totaled $90.0 million, an increase of approximately eleven times commercial revenues of $8.2 million for the three months ended June 30, 1997, and an increase of 83.3% from pro forma commercial revenues for the second quarter of 1997, including Telco, of $49.1 million. Residential revenues totaled $376.1 million for the three months ended June 30, 1998, compared to $277.5 million for the three months ended June 30, 1997 and pro forma residential revenues, including Telco, of $381.5 million for the three months ended June 30, 1997. The decline in residential revenues from the prior year pro forma amount is due to a decrease in dial around revenues, which was partially offset by an increase in presubscribed residential revenues.

  Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, decreased 56.4% to $16.4 million for the three months ended June 30, 1998 from $37.6 million for the three months ended June 30, 1997. These revenues decreased primarily as a result of fewer applications from new IRs. Marketing revenues for the three months ended June 30, 1998 represented only 3.4% of total revenues compared to 11.4% for the three months ended June 30, 1997.

  Operating Expenses. Communication charges increased 66.9% to $262.3 million for the three months ended June 30, 1998 from $157.2 million for the three months ended June 30, 1997. Long distance communication charges were 8.4 cents per minute for the three months ended June 30, 1998 compared to 9.6 cents per minute for the three months ended June 30, 1997. As a percentage of communication services revenues, communication charges were 55.4% for the three months ended June 30, 1998 compared to 53.7% for the three months ended June 30, 1997. This increase in communication charges as a percentage of communication services revenues primarily relates to the relative growth in commercial and wholesale revenues, which generate a lower gross margin than residential revenues. This increase was partially offset by reductions in per minute charges resulting from the effects of access charge reform, the migration of long distance minutes from third-party networks onto the Company's network, and reduced rates from third-party carriers.

  Depreciation and amortization expenses increased from $4.4 million for the three months ended June 30, 1997 to $13.2 million for the three months ended June 30, 1998 primarily due to amortization of goodwill resulting from the Telco Merger and an increase in depreciation resulting from assets acquired in the Telco Merger and increased capital spending primarily related to the expansion of the Company's network.

  Selling, general and administrative expenses increased 34.7% to $150.5 million for the three months ended June 30, 1998 from $111.7 million for the three months ended June 30, 1997. Selling expenses, which include commissions paid to IRs, certain costs of providing training, business forms, promotional and presentation materials to IRs, and since the Telco Merger, salaries, commissions and other expenses related to CSD sales representatives in addition to direct mail advertising costs, increased 36.3% from $45.2 million for the three months ended June 30, 1997 to $61.6 million for the three months ended June 30, 1998, primarily due to the inclusion of direct mail advertising costs and commissions paid to CSD sales representatives following the Telco Merger. General and administrative expenses increased 33.7% from $66.5 million for the three months ended June 30, 1997 to $88.9 million for the three months ended June 30, 1998. The increase primarily relates to the inclusion of Telco's operating results in the second quarter of 1998. As a percentage of communication services revenues, selling, general and administrative expenses were 31.8% for the three months ended June 30, 1998 compared to 38.1% for the three months ended June 30, 1997.

  Total operating income increased 10.6% to $63.4 million for the three months ended June 30, 1998 from $57.3 million for the three months ended June 30, 1997. As a percentage of communications services revenues, operating income was 13.4% and 19.5% for the three months ended June 30, 1998 and 1997, respectively.

  The Company's interest expense increased to $9.4 million for the three months ended June 30, 1998 from $11,000 for the three months ended June 30, 1997. The increase in interest expense results primarily from the payment of interest on the Company's revolving credit facility incurred to fund the acquisition of Telco.

  Other income (expense) decreased to $574,000 for the three months ended June 30, 1998 from $2.1 million for the three months ended June 30, 1997. Included in other income (expense) for the three months ended June 30, 1997 was $1.8 million of interest income generated by the investment of cash received from operations and from the sale of the Company's common stock in the initial public offering in May 1996.

 Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

  Revenues. Total revenues increased 48.7% to $984.2 million for the six months ended June 30, 1998 from $661.9 million for the six months ended June 30, 1997. Communication services revenues increased 59.3% to $950.3 million for the six months ended June 30, 1998 from $596.6 million for the six months ended June 30, 1997. Long distance minutes of usage increased 87.9% to 6.2 billion minutes for the six months ended June 30, 1998 from 3.3 billion minutes for the six months ended June 30, 1997 primarily due to the inclusion of Telco's minutes following the Telco Merger and continued strong growth in the Company's commercial minutes of usage. However, long distance revenue per minute of usage decreased by 16.2% to 15.0 cents per minute for the six months ended June 30, 1998 from 17.9 cents per minute for the six months ended June 30, 1997. This decrease in revenue per minute of usage is due primarily to the inclusion of Telco's commercial and wholesale minutes which yield a lower revenue per minute than residential minutes. Pro forma communications services revenues for the six months ended June 30, 1997, including Telco, were $869.4 million. Included in communication services revenues for the six months ended June 30, 1998 and 1997 is net paging revenue of $14.9 million and $10.9 million, respectively.

  Commercial revenues for the six months ended June 30, 1998 totaled $164.0 million, an increase of ten times commercial revenues of $16.4 million for the six months ended June 30, 1997 and an increase of 115.2% from pro forma commercial revenues for the six months ended June 30, 1997, including Telco, of $76.2 million. Residential revenues totaled $771.4 million for the six months ended June 30, 1998, compared to $569.3 million for the six months ended June 30, 1997 and pro forma residential revenues for the six months ended June 30, 1997, including Telco, of $782.3 million. The decline in residential revenues from the prior year pro forma amount is due to a decrease in dial around revenues, which was partially offset by an increase in presubscribed residential revenues.

  Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, decreased 48.1% to $33.9 million for the six months ended June 30, 1998 from $65.3 million for the six months ended June 30, 1997. These revenues decreased primarily as a result of the net impact of deferring a portion of marketing revenues related to ongoing business support services and fewer applications received from new IRs. Marketing revenues for the six months ended June 30, 1998 represented only 3.4% of total revenues compared to 9.9% for the six months ended June 30, 1997.

  Operating Expenses. Communication charges increased 62.8% to $525.0 million for the six months ended June 30, 1998 from $322.5 million for the six months ended June 30, 1997. Long distance communication charges were 8.3 cents per minute for the six months ended June 30, 1998 compared to 9.6 cents per minute for the six months ended June 30, 1997. As a percentage of communication services revenues, communication charges were 55.2% for the six months ended June 30, 1998 compared to 54.1% for the six months ended June 30, 1997. This increase in communication charges as a percentage of communication services revenues primarily relates to the relative growth in commercial and wholesale revenues, which generate a lower gross margin than residential revenues. This increase was partially offset by reductions in per minute charges resulting from the effects of access charge reform, the migration of long distance minutes from third-party networks onto the Company's network, and reduced rates from third-party carriers.

  Depreciation and amortization expenses increased from $7.9 million for the six months ended June 30, 1997 to $25.8 million for the six months ended June 30, 1998 primarily due to amortization of goodwill resulting from the Telco Merger and an increase in depreciation resulting from assets acquired in the Telco Merger and increased capital spending primarily related to the expansion of the Company's network.

  Selling, general and administrative expenses increased 41.9% to $312.9 million for the six months ended June 30, 1998 from $220.5 million for the six months ended June 30, 1997. Selling expenses, which include commissions paid to IRs, certain costs of providing training, business forms, promotional and presentation materials to IRs, and since the Telco Merger, salaries, commissions and other expenses related to CSD sales representatives in addition to direct mail advertising costs, increased 55.4% from $89.2 million for the six months ended June 30, 1997 to $138.6 million for the six months ended June 30, 1998, primarily due to the inclusion of direct mail advertising costs and commissions and other expenses related to CSD sales representatives following the Telco Merger. General and administrative expenses increased 32.7% from $131.3 million for the six months ended June 30, 1997 to $174.3 million for the six months ended June 30, 1998. The increase primarily relates to the inclusion of Telco's operating results in the first half of 1998. As a percentage of communication services revenues, selling, general and administrative expenses were 32.9% for the six months ended June 30, 1998 compared to 37.0% for the six months ended June 30, 1997.

  Total operating income increased 8.6% to $120.5 million for the six months ended June 30, 1998 from $111.0 million for the six months ended June 30, 1997. As a percentage of communications services revenues, operating income was 12.7% and 18.6% for the six months ended June 30, 1998 and 1997, respectively.

  The Company's interest expense increased to $18.9 million for the six months ended June 30, 1998 from $32,000 for the six months ended June 30, 1997. The increase in interest expense results primarily from the payment of interest on the Company's revolving credit facility incurred to fund the acquisition of Telco.

  Other income (expense) decreased to $962,000 for the six months ended June 30, 1998 from $4.2 million for the six months ended June 30, 1997. Included in other income (expense) for the six months ended June 30, 1997 was $3.6 million of interest income generated by the investment of cash received from operations and from the sale of the Company's common stock in the initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, the Company had cash and cash equivalents of $18.2 million and working capital of $77.8 million. The Company's operating activities provided cash of approximately $43.3 million for the six months ended June 30, 1998 and $41.2 million for the six months ended June 30, 1997.

  The Company's investing activities have consisted primarily of the purchase of franchise agreements of $33.6 million and property and equipment purchases of $55.4 million for the six months ended June 30, 1998. The Company purchased property and equipment totaling $30.7 million for the six months ended June 30, 1997.

  Total cash generated from financing activities was $47.7 million for the six months ended June 30, 1998. The increase in cash generated from financing activities for the six months ended June 30, 1998 was primarily due to net proceeds received from the issuance of long-term debt. In addition, other financing activities consisted of the repurchase of approximately 1.5 million shares of the Company's common stock for $28.8 million offset by proceeds received from the issuance of additional common stock due to the exercise of stock options. For the six months ended June 30, 1997, the Company's cash used in financing activities was $27.1 million, which consisted primarily of the purchase of approximately 1.8 million shares of the Company's common stock and proceeds from the issuance of additional common stock due to the exercise of stock options.

  On October 10, 1997, the Company entered into a new credit facility for borrowings up to $1 billion (the "New Credit Facility"). Borrowings under the New Credit Facility are available for general corporate purposes including acquisitions and are subject to various financial covenants of which the Company is in compliance. The interest rate on the New Credit Facility is based on the Company's prevailing debt ratio and ranges on a Eurodollar (LIBOR) option from a spread of 0.625% to 1.75%, and on a Base (Prime) Rate option from a spread of 0% to 0.50%. Total borrowing availability under the New Credit Facility reduces to $800 million on September 30, 2000, and to $500 million on September 30, 2001, and the New Credit Facility expires on September 30, 2002.

  The Company believes that its existing sources of liquidity and anticipated funds from operations will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1998.

LITIGATION, CLAIMS AND ASSESSMENTS

  Information pertaining to the Company's litigation is included in Note 4 to the Company's Consolidated Financial Statements.

LEGISLATIVE AND REGULATORY MATTERS

  Information pertaining to legislative and regulatory matters is included in
Note 4 to the Company's Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements--Note 4 to Consolidated Financial Statements--Commitments and Contingencies--Litigation, Claims, and Assessments).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements--Note 2 to Consolidated Financial Statements--"Mergers and Acquisitions--EXCEL and Teleglobe Merger").

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 19 of this report.

  (b) Reports on Form 8-K:

    (1) Current report on Form 8-K dated June 14, 1998, regarding the proposed merger of the Company and Teleglobe Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCEL Communications, Inc.

Date: August 14, 1998                             /s/ Nicholas A. Merrick
                                          _____________________________________
                                                    Nicholas A. Merrick
                                               Executive Vice President and
                                                  Chief Financial Officer

Date: August 14, 1998                               /s/ Craig E. Holmes
                                          _____________________________________
                                                      Craig E. Holmes
                                                    Vice President and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

  The following exhibits are included in this Quarterly Report on Form 10-Q:

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
   2.1   Agreement and Plan of Merger, dated June 5, 1997, by and among EXCEL
         Communications, Inc., New RES, Inc., T-Sub, Inc., E-Sub, Inc. and
         Telco Communications Group, Inc. The schedules to the Agreement and
         Plan of Merger and the appendices thereto have been omitted. The
         Company will furnish supplementally to the Commission any of the schedules or appendices upon request (incorporated by reference to
         Exhibit 2.1 to the Company's Registration Statement on Form S-4, as
         amended, File No. 333-35377).
   2.2   Agreement and Plan of Merger, dated June 14, 1998, by and among
         Teleglobe Inc., North Merger Sub Corporation, and EXCEL
         Communications, Inc. The schedules to the Agreement and Plan of Merger and the appendices have been omitted. The Company will furnish supplementally to the Commission any schedules or appendices upon request (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K dated June 14, 1998).
   3.1   Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-
         Q for the quarter ended September 30, 1997 filed with the Commission).
   3.2   Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-
         Q for the quarter ended September 30, 1997 filed with the Commission).
   4.1   Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the
         Commission).
  18.1   Change of Accounting Letter from Arthur Andersen LLP (incorporated herein by reference to Exhibit 18.1 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997 filed with the
         Commission).
  21.1   Subsidiaries of EXCEL Communications, Inc. (incorporated herein by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1997 filed with the Commission).
  27     Financial Data Schedule as of June 30, 1998